Form 10-K
period 1995-02-03
50 OFF STORES INC
filed 1995-04-28
CIK 735584

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 3, 1995
                        Commission File Number 0-13076

                              50-OFF STORES, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                       74-2640559
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                               8750 Tesoro Drive
                         San Antonio, Texas 78217-0555
         (Address of principal executive offices, including ZIP Code)

              Registrant's telephone number, including area code:
                                (210) 805-9300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS           NAME OF EXCHANGE ON WHICH REGISTERED
      -------------------           ------------------------------------
             NONE                                   NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes:  X    No:
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 1995, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sale price of the Common Stock of the Registrant as quoted on the National Association of Securities Dealers Automated Quotation System was $23,473,732 (for purposes of calculating this amount only, directors, officers, and beneficial owners of 5% or more of the common stock of Registrant have been deemed affiliates).

     The number of shares of the Common Stock of the Registrant outstanding as of March 15, 1995 was 12,188,415.

     There are 60 pages in the sequentially numbered, manually signed original.
               --
The exhibit index is located on page 44.
                                     --

                                FORM 10-K INDEX



                                    PART I
                                                                            PAGE
                                                                            ----
ITEM 1      BUSINESS......................................................    3

ITEM 2      PROPERTIES....................................................   10

ITEM 3      LEGAL PROCEEDINGS.............................................   12

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   12

                                    PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS...............................   13

ITEM 6      SELECTED FINANCIAL DATA.......................................   14

ITEM 7      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................   16

ITEM 8      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   22

ITEM 9      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE...........................   22

                                   PART III

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   22

ITEM 11     EXECUTIVE COMPENSATION........................................   22

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT................................................   22

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   22

                                    PART IV

ITEM 14     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K.......................................   23

                                    PART I

ITEM 1.   BUSINESS

     50-OFF Stores, Inc. is a regional chain of 109 off-price retail stores located in 14 states in the southern and southwestern United States. The Company's targeted customer is a value and fashion-conscious shopper with low-to-moderate income and with significantly greater sensitivity to price than customers of full-price department stores or most other off-price retailers.

     50-OFF stores primarily offer moderately priced, regionally and nationally advertised merchandise, including apparel for men, women and children as well as non-apparel goods such as housewares and giftware, domestics, toys and health and beauty aids. The Company's merchandise strategy is to offer a mix of products that may fluctuate by category based on customer needs and buying trends. In response to recent shifts in consumer demand, the Company has increased its emphasis on non-apparel merchandise. As a result, non-apparel merchandise sales have increased from 23.1% of merchandise sales in fiscal 1991 to 36.9% of merchandise sales in fiscal 1995. In addition, increased sales of non-apparel items have contributed to higher gross margins for the Company; non-apparel items are less subject to markdowns as a percentage of sales than apparel items. The Company's gross margin has improved from 32.5% in fiscal 1991 to 33.3% in fiscal 1995 (excluding approximately $1,129,000 of inventory liquidation write-downs booked in fiscal 1995 for fiscal 1995 and 1996 store closings).

     The Company's stores operate under the name "50-OFF," which describes the Company's distinctive marketing concept. Merchandise in 50-OFF stores is ticketed to show the approximate non-discounted retail price normally charged by full-price department stores. The ticket also shows the "you pay" price for customer convenience. When a customer reaches the centralized check-out area, each item is scanned into the register at the full non-discounted price. Once the purchase has been totaled, the cashier pushes a discount key that reduces the total amount by 50% to emphasize the 50-OFF price and tells the customer their approximate savings by shopping at 50-OFF, thereby providing dramatic evidence of the value offered by the Company.

     The Company buys merchandise from vendors and manufacturers at lower than regular wholesale prices as a result of its knowledge of, and reputation in, the market and its willingness to purchase in large quantities, in special situations, in odd lots and for immediate delivery. The Company's distribution system generally allows for merchandise delivery to its stores as quickly as one week after placing an order and provides the Company with the flexibility to purchase and deliver merchandise for all or a small number of its stores. This buying expertise, distribution system and merchandising approach are intended to enable the Company to reduce inventory costs, minimize fashion risk and offer to its customers the right mix of products at the right time at substantial savings.

HISTORICAL AND RECENT DEVELOPMENTS

     The Company achieved strong growth in store sales and earnings from its development of the 50-OFF store concept in fiscal 1987 through fiscal 1992. Beginning in fiscal 1993, the Company experienced significant declines in comparable store sales and operating results, and management undertook a complete evaluation of the Company and its business to determine the causes of the downturn. The downturn was determined to be due primarily to: (i) factors related to the Company's rapid expansion (the addition of 74 new stores) in fiscal years 1992 through 1994, including overhead expenses, merchandising problems (which included the purchase of less recognizable merchandise to fill the rapidly expanding store base and the lack of proper evaluation of the ethnic and cultural preferences of its customers in certain new markets) and the opening of certain stores that despite attractive lease terms were located in smaller markets which proved unable to support a store; (ii) a change in, and stricter enforcement of, Mexican import duty laws which adversely affected sales at the Company's then 15 border stores; and (iii) a sluggish economy for apparel sales.

     To reverse the adverse trend in comparable store sales and operating results, management, after completing its evaluation, made significant changes to the Company's operations and business strategy beginning in mid fiscal 1994. In particular, the Company:

.    made significant changes in merchandising management;

. took extensive markdowns, which reduced inventory levels and permitted an increase in recognizable, quality goods as well as in merchandise better suited to customer demographics and consumer buying trends;

. increased the assortment, space allocation and inventory of non-apparel goods in response to shifts in consumer demand;

. relocated the Company's freight consolidation activities to locations more appropriate to the geographical mix of its stores to achieve incremental time and costs savings;

. engaged a new advertising and marketing agency and implemented a new advertising program;

. began a store consolidation program, closing nine stores during fiscal 1994 and seven stores during fiscal 1995 (related store closing costs of approximately $723,000 and $1,206,000, including approximately $294,000 for related inventory liquidation write-downs in fiscal 1995, were charged to operating results for fiscal 1994 and 1995, respectively); and

.    limited new store openings for foreseeable future to existing markets.

     As a result of the foregoing, the Company's financial performance improved significantly during the first 39 weeks of fiscal 1995 compared to the same period in fiscal 1994:

.    net sales increased 3.8%;

.    merchandise sales per comparable store increased 7.1%;

. non-apparel sales increased to 35% of merchandise sales from 28.6% of such sales;

. gross margin increased to 33.8% from 31.5%, principally due to the change in merchandise mix and a decrease in markdowns to 6.9% of merchandise sales from 9.1% of such sales in fiscal 1994; and

. selling, advertising, general and administrative expenses, including pre-opening store costs, decreased to 32.5% of net sales from 35.4% due to a significant reduction in new store openings and related costs.

     During the last 13 weeks of fiscal 1995 compared to the same period in fiscal 1994, external factors negatively affected sales:

. warm weather in the areas of Company operations during the fourth quarter of fiscal 1995 contributed to a 4.8% comparable store sales decrease, and, combined with a decrease in the number of stores in operation, a decline in sales; and

. the Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas, and the Company's ten border stores most dependent upon Mexican nationals for their sales experienced approximately a $731,000 (20%) drop in sales for the last seven weeks of fiscal 1995 compared to the same period in fiscal 1994.

     The Company has taken the following affirmative steps to achieve a more disciplined cost structure, to attain profitability and to lessen vulnerability to external factors:

. completed its store consolidation program by committing to close 12 stores in fiscal 1996 located primarily in smaller markets unable to support a store or markets in which it would be cost prohibitive to open the number of stores required to effectively develop such market's potential at this time (anticipated fiscal 1996 store closing costs totaling approximately $4,942,000, including approximately $835,000 for related inventory liquidation write-downs, were charged to operating results for fiscal
     1995);

. hired a new Vice President - Transportation and Distribution to add management experience in that area;

. hired a new Vice President - Store Operations to concentrate on the development of the Company's maturing store base;

. stopped new store openings, except for existing commitments and moving of stores within a market;

. realigned management and staff responsibilities and substantially reduced related compensation, relatively and absolutely, to achieve permanent efficiencies without compromising performance;

. implemented cost and personnel reductions, including a 25% reduction in corporate personnel, a 19% reduction in wages and benefits and an overall $1 million decrease in fixed costs at corporate headquarters; and

. negotiated the amendment of the financial covenants of the Company's line of credit and long-term debt agreements.

     February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc. v.
                                                    -----------------------
Banque Paribas (Suisse) S.A. Betafid, S.A., Yanni Koutsoubos, Andalucian Villas
- - -------------------------------------------------------------------------------
(Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis
- - -------------------------------------------------------------------------
Morris, Howard White, and Morris & Associates, Case No. SA-95-CA-0159] in United
- - ---------------------------------------------
States District Court in San Antonio, Texas against defaulting foreign purchasers in an international offering by the Company under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (see Item 3. of Part I in the 10-K).

BUSINESS STRATEGY

     50-OFF's mission is to create a shopping experience that surpasses customers' expectations as it seeks to be a leading off-price retailer to low-to-moderate income customers in the markets it serves. The major elements of the Company's strategy include:

     Value Leadership: 50-OFF offers its customers a broad selection of quality merchandise that maintains the credibility and integrity of the Company's pricing structure while providing a pleasant and convenient shopping experience.

     Distinctive Marketing: The Company differentiates itself from other retail stores through the pricing and ticketing practices embodied in the 50-OFF name.

     Purchasing at Discount Prices: The Company purchases its merchandise at lower than regular wholesale prices as a result of its buyers' knowledge of, and reputation among, manufacturers and vendors and its willingness to purchase in large quantities, in special situations, in odd lots and for immediate delivery.

     Emphasis on Low Operating Costs: The Company focuses on maintaining low operating costs through its cost-effective, drop-ship distribution system, its approach to store leases (traditionally in strip centers) and its particularly low store operating expenses.

     Expansion: The Company's long-term development plan is to expand its regional presence in new and existing markets. For the foreseeable future, however, store openings will be limited to existing market areas where the store base is underdeveloped and will be based on an evaluation of the sales and income performance of existing stores and the ability to obtain leases for desirable locations.

     Store Maturity: The Company will concentrate on developing existing stores to full maturity and profitability.

Store Development

     Since the Company expanded rapidly in fiscal 1992, 1993 and 1994, increasing its number of stores 43%, 48% and 13%, respectively, it has historically operated with an immature store base; the average age of Company stores has grown from 2.23 years at the end of fiscal 1991 to 2.87 and 3.71 at the end of fiscal 1994 and 1995, respectively. With the slowdown in store expansion, the Company's store base will mature more rapidly than it has in the past, and a larger percentage of stores will have operated for more than two years. Historical sales profiles for all 50-OFF stores opened by the Company (excluding existing stores which were converted to 50-OFF stores during or prior to fiscal 1988) indicate, on average, stores experience increases in sales as they mature. Over time, the Company believes a store builds recognition and customer loyalty as management adjusts the store's merchandise mix in response to local consumer preferences.

                                                           Full fiscal year after store opening (1)
                                                 -------------------------------------------------------------
                                                  First     Second     Third      Fourth     Fifth      Sixth
                                                 -------   -------    -------     -------   -------    -------
Merchandise sales per average store (in
  thousands) (2)                                 $1,631     $1,720     $1,771     $1,916     $1,993     $2,132

Number of stores in base (3)                        103         75         48         25         12          8

- - ---------------------------

(1) The Company, since it began operating 50-OFF stores in fiscal 1987, had opened 109 stores (excluding conversions) through the end of fiscal 1995. Such stores, during their first partial fiscal year of operations, were open an average of 7.6 months and had average merchandise sales during such
     period of approximately $1,451,000.   Generally, during the first partial
     fiscal year of its operations (which has, in the Company's operating history, always included a grand opening period and a Christmas season), a new store achieves sales in excess of average sales for more mature stores.

(2) Each column presents the average merchandise sales attained during the indicated fiscal year of its respective operations for each store which, as of February 3, 1995, had been in operation for the indicated number of full fiscal years. For example, the first column entry averages the merchandise sales during their respective first full fiscal year of operations of each of the Company's 103 stores which, at fiscal year end 1995, had operated for one full fiscal year or more.

(3) Excludes 16 pre-existing stores which were converted to 50-OFF stores by the end of fiscal 1988. The sales per store for such stores averaged approximately $2,279,000 per year from fiscal 1991 to 1995.

     As its store base matures, the Company expects to see this historical pattern lead to improved operating results, although there can be no assurance such historical pattern will be duplicated. Such historical pattern may not be indicative of the year-to-year performance of any particular store.

MERCHANDISING

     To respond to a sluggish economy for apparel sales, as consumers concentrated more on home decor and improvement purchases, the Company in recent periods has increasingly emphasized the merchandising of non-apparel products, which generally have higher gross margins. The Company has also offered more quality merchandise in its stores better suited to their individual markets and demographics.

     Merchandise in 50-OFF stores is ticketed at the approximate non-discounted retail price normally charged by full-price department stores or specialty retail stores. These ticketed prices are based upon a combination of factors which include: the Company's buyers' familiarity with their markets; the wholesale price paid for such merchandise by full-price department stores and traditional department store markups; manufacturers' suggested retail prices; locally and nationally advertised prices; and comparison shopping by the Company's buyers and district, area and store managers. The customers are also shown the "you pay" half price on the ticket for their convenience.

     In each store, apparel is neatly displayed on modern fixtures. Private mirrored dressing rooms are provided. Other merchandise, including certain prepackaged apparel items, is conveniently displayed on gondolas or tables within easy reach of customers. The Company strives to make sales personnel promptly available to customers desiring assistance. Purchases are made at cash registers located at the front of each store near the entrance and exit doors. Approximately 91% of net sales for fiscal 1995 were for cash and 9% were from credit card charges. In order to give customers a payment alternative, especially with respect to larger ticket items, the Company introduced a layaway program in November 1993. Most of the stores now have layaway facilities to serve those customers who wish to pay for merchandise up to a 60-day period. Layaway sales accounted for approximately 5% of net sales in fiscal 1995, and layaway fees are included in the Company's reported net sales.

ADVERTISING AND MARKETING

     In August 1994, the Company engaged a new advertising and marketing agency and has implemented a new advertising program. The Company's new program is focusing on two key areas, advertising that offers substantive differentiation from its competitors and the innovative and aggressive participation of store level employees. The Company does not believe that this new advertising program will increase advertising expenditures.

     One key difference 50-OFF offers its customers is the 50% discount off ticketed prices experienced at the cash register. The Company has developed a new pricing statement which accentuates the low price image implied by the Company's 50-OFF name but strategically avoids any confusion or resistance evoked by the natural question, "50% off of what?" The new pricing statement, "The 50-OFF Price Is Always The Low Price On Quality Merchandise," capitalizes on the low price image while highlighting the quality merchandise benefit. The pricing statement is now being communicated to customers through in-store communication and print and electronic media.

     Additionally, the Company's new advertising program includes television commercials featuring an animated 50-OFF cash register with an exaggerated 50-OFF button to underscore the excitement and innovation of the discount concept and enhance the key differentiation, which invite customers to come in and experience the "magic" of the 50-OFF cash register button. This new "star" of 50-OFF's advertising, the animated cash register, is being featured in traditional price-item formats, as well as in brand building efforts, and is being used in point-of-sale communication, as well as print and electronic media.

     The Company's employees are actively involved in preparing their stores to meet and exceed the demands of today's informed customer. The "Time to Shine" program, initiated in early August 1994, involves a videotape shot by the manager of each store monthly featuring specified areas of the store as well as innovative new displays and ideas created by such store's employees to better serve the customer. The tapes are reviewed by a management committee, and a master, edited version is distributed to the field featuring the "Shining Stars" of 50-OFF. The "Time to Shine" program is functioning as a device to build teamwork, morale and healthy competition at the store level, a training tool and a means by which management can be assured that store level personnel are executing the Company's business strategy properly.

     Management believes the descriptiveness of its 50-OFF name provides a significant promotional advantage.

PURCHASING

     The Company's buyers purchase goods at lower than regular wholesale prices from manufacturers and vendors. The following factors contribute to the Company's ability to obtain quality merchandise at reduced wholesale prices:

. authority of its buyers to place orders for immediate delivery without further review by management;

.    manufacturers' overproduction;

.    excess merchandise accumulated by vendors;

.    cancellations of orders by other retailers;

. merchandise which does not meet other retailers' delivery deadlines for various reasons, including import delays;

. utilization of left-over piece goods available after production for traditional department stores;

.    merchandise not shipped to other retailers that have credit problems;

. increased availability of import purchases from the Far East in the form of close-outs and in-stock lots of overproduction;

. ability to commit for categories of merchandise produced specifically for the Company;

. ability of the Company to buy goods at a time closer to a target season, or, in some cases, out of season, which is generally not the normal buying pattern of most other retail stores; and

. ability of the Company to pay cash or accept abbreviated credit terms (because of its reputation for prompt payment, the Company is often among the first retailers approached by vendors or manufacturers with special merchandise offers).

Appropriately missing from the above list are manufacturers' fashion and quality mistakes; it is the Company's policy to offer quality merchandise.

     The Company purchases merchandise from more than 1,300 vendors and manufacturers. No single vendor or manufacturer supplied a significant percentage of the Company's merchandise during the last fiscal year, or, in the opinion of the Company, is material to its operations. The Company's financial credibility and good relationships with vendors and manufacturers, generally, are critical to its success.

INVENTORY MONITORING

     The Company's computerized management information system, featuring bar-code-scanning, point-of-sale cash registers in all of its stores and a computerized perpetual inventory system, permits corporate management to review each store's inventory on a daily basis. This system enables the Company to closely monitor its inventory needs and coordinate its purchase orders. The Company is installing a box bar-code-labeling system to label shipments at the vendor to enable more accurate tracking of each store's merchandise from point of pick-up to the store.

DISTRIBUTION SYSTEM

     Substantially all of the Company's merchandise is shipped directly from manufacturers or vendors to store locations through two freight consolidation points. This distribution system generally allows merchandise delivery to the Company's stores as quickly as one week after placing an order and, in addition, gives the Company the flexibility to purchase merchandise for all or a small number of its stores. While the Company's historical distribution system was working, the Company has realized incremental time and cost savings as a result of relocating its freight consolidation activities in fiscal 1995 to new locations more appropriate to the current geographical mix of its stores.

STORE OPERATIONS

     Substantially all merchandise decisions with respect to prices, markdowns and advertising are made on an individual store basis by management at corporate headquarters in San Antonio, Texas. The Company has district and area managers who visit each of the Company's stores on a regular basis to review the implementation of Company policy, monitor operations and review inventories and the presentation of merchandise. Accounting and general financial functions for the Company's stores are also conducted at corporate headquarters.

     Each 50-OFF store has a manager responsible for supervision and overall operations and one or more assistant managers. Store managers receive a fixed salary and are eligible for bonuses primarily based on their control of inventory and on their achieving a targeted increase in sales over budgeted amounts.

SERVICE MARKS AND PATENTS

     The Company has registered its principal logos, which include the phrases "The 50-OFF," "50-OFF, Why Pay More", "50-OFF Stores where you save as much as you spend" and "50-OFF" as service marks in the principal register with the U.S. Patent and Trademark Office. "The 50-OFF" mark is also registered in Mexico.

EMPLOYEES

     At March 15,1995, the Company had approximately 1,201 full time employees, 84 corporate management, administrative and clerical personnel, 11 buyers, 53 distribution and transportation personnel, 1,053 store management and store personnel and approximately 1,541 part-time store employees. Additional part-time employees are usually hired during the Christmas, Easter and 'back-to-school" seasons.

     None of the Company's employees are represented by a union and employee relations are considered satisfactory.

COMPETITION

     The Company faces intense competition for customers, for access to quality merchandise and for suitable store locations from regional and national off-price retail chains, traditional department stores and specialty retailers. Certain of the Company's competitors have greater financial and marketing resources than the Company. In addition, in the recent past the Company has experienced more direct price competition from certain department store chains for limited time periods as a result of promotional pricing activity. The Company may face similar periods of intense competition in the future, which could have an adverse effect on its financial results.

IMPACT OF MEXICAN ECONOMIC CONDITIONS

     Although the Company has in recent years significantly reduced its dependence upon border store operations by expansion to other markets, the Company's activities were historically dependent to a significant degree upon its stores located in Texas cities along the Mexican border. During fiscal 1995, approximately 17% of the Company's net sales were attributable to the Company's then 15 border stores. Mexican peso devaluations and duty-free import restrictions, and the enforcement thereof, have from time to time significantly reduced purchases by Mexican nationals, who constitute a significant portion of the Company's customers in certain of its border locations, and have resulted in decreases in sales during such periods.

     The Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas, and the Company's 10 border stores most dependent upon Mexican nationals for their sales experienced a significant drop of approximately $731,000 or 20% for the last seven weeks of fiscal 1995 compared to the same period in fiscal 1994. The Company currently expects a significant sales decline from its 13 continuing border stores during fiscal 1996.

     The United States, Mexico and Canada have entered into NAFTA, a trilateral free trade agreement which is generally expected, among other things, to stimulate significant long term growth and development of the Mexican economy. Because NAFTA is in the early stages of implementation and the Mexican government has recently devalued the peso, it is not possible to determine what effect the agreement may have on the Company's operations. The potential development of more competitive retail operations in Mexico may adversely affect the performance of the Company's border stores; however, the Company believes that its border stores have not been adversely affected by any increased Mexican retail activity to date. The Company anticipates that the effect of NAFTA upon its operations may, in fact, be favorable overall, because the Company's border stores have historically operated most profitably during periods when the Mexican economy has prospered.

     The Company has discontinued exploring expansion opportunities in Mexico through possible franchises or joint ventures until a more favorable and stable economic and business climate exists in Mexico.

ITEM 2.  PROPERTIES

     The Company's 109 existing stores are all leased and range in size from 10,000 to 50,000 square feet, with most containing at least 22,000 square feet. The majority of the Company's stores are located in strip shopping centers or malls. The Company's policy is to locate stores in areas where demographics indicate that its targeted customers have easy access to the location and where the targeted customer base is large enough to support a store. The Company currently operates approximately 49% of its stores in the state of Texas. The remainder of the Company's stores are located in 13 other states, primarily in the southern and southwestern United States.

     The Company opened a total of 32 stores in fiscal 1993, 22 stores in fiscal 1994 and five stores in fiscal 1995. The Company has opened two stores in fiscal 1996 and has no other lease commitments beyond the lease commitments for three additional stores to be opened in existing markets in the first quarter of fiscal 1996 and an additional store scheduled to open in an existing market in April 1996. In connection with its consolidation plan, the Company closed nine stores during fiscal 1994 and seven during fiscal 1995. The Company has committed to close 12 stores by the end of fiscal 1996; two have been closed, and eight additional stores will be closed in the first quarter and two at the end of December. All appropriate store closing costs associated with fiscal 1995 and 1996 store closings were recorded in fiscal 1995.

     In fiscal 1993, 1994 and 1995, the Company paid an average of $ .32, .33 and .33 per square foot, respectively, per month in rent for its leased store facilities, including both minimum rent and percentage rent. Store leases generally provide for yearly minimum rentals of between $3.00 and $4.00 per square foot (paid in equal monthly installments) plus a pro-rata share of increases from the initial lease year for other charges, including real estate taxes, common area maintenance and property insurance. In addition, the majority of store leases provide for percentage rental payments. During fiscal 1995, the Company incurred and expensed an aggregate of approximately $10,278,000 in fixed rent and an aggregate of approximately $484,000 as additional percentage rent. Minimum rental commitments (excluding renewal options) under store leases (excluding stores to be closed) having a term of more than one year at February 3, 1995 are approximately $8,978,000 for the fiscal year ending February 2, 1996.

     In most of the Company's stores, a small portion of selling space is subleased to an unaffiliated party operating shoe departments. Such subleases generally provide for a percentage rent payable to the Company equal to 12% of the net sales of such departments. The rental income from the subleases is included in the Company's reported net sales figures.

     Typical leases have primary terms of five to ten years with at least one five-year renewal option. Some leases have provisions that allow the Company, and in a few cases the landlord, to terminate the lease during the primary term based on the Company's store not reaching predetermined sales levels. Most of the Company's leases provide that the landlord will pay for the major portion of leasehold improvements or allow the Company to recover its expenditures for such improvements in the form of reduced rent.

     The Company owns its equipment, furniture and fixtures which are well-maintained and suitable for its present store requirements. The Company owns its corporate headquarters in San Antonio, Texas.

     For additional information, see Note 7 of Notes to Consolidated Financial Statements for the fiscal year ended February 3, 1995.

The following is a list of the Company's stores as of March 15, 1995 by state and city.

    ALABAMA (6)              LOUISIANA (10)                  TENNESSEE (7)
  Birmingham (2)            Baton Rouge (2)                   Chattanooga
     Gadsden                  Bossier City                    Memphis (5)
    Huntsville                 Lafayette                       Nashville
    Montgomery                Lake Charles
    Tuscaloosa                   Monroe                       TEXAS (53)
                             New Orleans (3)                   Abilene
   ARKANSAS (1)                Shreveport                      Amarillo
    Little Rock                                               Austin (2)
                               MISSOURI (2)                    Beaumont
    FLORIDA (8)                 Saint Ann                   Brownsville (2)*
   Daytona Beach              Saint Charles                     Bryan
 Jacksonville (3)                                           Corpus Christi
   Pensacola (2)             NEW MEXICO (4)              Dallas-Fort Worth (10)
     Tampa (2)              Albuquerque (2)                    Del Rio*
                              Farmington                     Eagle Pass*
    GEORGIA (7)               Las Cruces                     El Paso (3)*
    Atlanta (3)                                               Harlingen*
     Marietta              NORTH CAROLINA (3)                Houston (10)
      Smyrna                 Charlotte (3)                    Laredo (2)*
      Albany                                                    Lubbock
      Augusta                 OKLAHOMA (5)                      McAllen*
                                Lawton                          Midland
    INDIANA (1)             Oklahoma City (3)                   Odessa
    Clarksville                  Tulsa                          Pharr*
                                                              Port Arthur
   KENTUCKY (1)             SOUTH CAROLINA (1)                   Roma*
    Louisville                 Charleston                      San Angelo
                                                             San Antonio (7)
                                                                 Waco

- - -------------------------

*Border stores (13)

ITEM 3.  LEGAL PROCEEDINGS

     On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc. v.
                                                       -----------------------
Banque Paribas (Suisse) S.A. Betafid, S.A., Yanni Koutsoubos, Andalucian Villas
- - -------------------------------------------------------------------------------
(Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis
- - -------------------------------------------------------------------------
Morris, Howard White, and Morris & Associates, Case No. SA-95-CA-0159] in United
- - ---------------------------------------------
States District Court in San Antonio, Texas against defaulting foreign purchasers in an international offering by the Company under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. A Regulation S offering of up to 2,000,000 shares of Common
Stock was commenced by the Company in October 1994 with the assistance of
Jefferies International, Ltd. as its selling agent. Two non-defaulting foreign institutional investors did purchase an aggregate of 310,000 shares in such offering in November 1994. The Company filed the lawsuit against Banque Paribas
(Suisse) S.A., Betafid, S.A., three offshore purchaser entities believed to be controlled by them and certain affiliated individuals in connection with the breach by certain of the defendants of their contractual obligation to purchase an aggregate of 1,500,000 shares of the Company's Common Stock at $3.65 per share pursuant to November 1994 signed purchase agreements. The lawsuit also includes securities fraud, fraud and conversion claims. The conversion claim relates to actions of the defendants in misappropriating and removing the shares from an escrow account with the purchasers' Toronto attorney, Morris &
Associates, even though the defendants have never paid for such shares. The shares had been issued into such escrow account for the purposes of authentication by Chase Manhattan Bank, N.A. on behalf of the purchasers and eventual release to the purchasers upon receipt by Morris & Associates of the proceeds for the shares on behalf of the Company. The defendants to date have not responded to the Company's demands for either the return of such shares or the agreed upon proceeds. The lawsuit has only recently been filed, and discovery has not commenced. The Company intends to vigorously prosecute such matter and to pursue all available avenues to obtain all appropriate remedies, including either the agreed upon proceeds for the shares, or the shares themselves, as well as the Company's actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a judgment against one or more defendants in this case, however, the collectibility of any such judgment is uncertain at this time. Until the matter has been resolved, the
Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. If the Company is unable to collect amounts due and the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the amount of the uncollected subscription receivable will be recorded in the consolidated financial statements. Damages awarded to the
Company in excess of proceeds ultimately received for the issuance of these shares would be credited to earnings.

     The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading publicly on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") in July of 1984 and was subsequently added to the NASDAQ National Market System effective in September of 1989. The Nasdaq-NMS symbol is "FOFF."

     The following table sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock as reported on the NASDAQ National Market System.

                             RANGE OF SALE PRICES

                                                                 HIGH       LOW
                                                                 ----       ---
For Fiscal Year Ended January  28, 1994:
 Quarter ended April 30, 1993.................................  $12.75     $7.25
 Quarter ended July 30, 1993..................................    9.63      5.63
 Quarter ended October 28, 1993...............................    7.50      5.50
 Quarter ended January 28, 1994...............................    9.63      6.38
For Fiscal Year Ended February 3, 1995:
 Quarter ended April 29, 1994.................................    7.13      3.63
 Quarter ended July 29, 1994..................................    4.75      2.75
 Quarter ended October 28, 1994...............................    5.50      3.75
 Quarter ended February 3, 1995...............................    5.25      2.63

     The Company has never paid cash dividends on shares of Common Stock. Management presently intends to retain cash for the operation and expansion of the Company's business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company is precluded from paying dividends on its Common Stock by the terms of its line of credit agreement. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein.

     As of March 15, 1995, the number of record holders of the Company's Common Stock was 965.

     On March 15, 1995, the last reported sale price of the Common Stock on the NASDAQ National Market System was $2.00 per share.

ITEM 6.  SELECTED  FINANCIAL DATA

     The following selected financial data should be read in conjunction with and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10K.

                                                                       Fiscal Years Ended
                                          ------------------------------------------------------------------------------
                                             Feb. 3,        Jan. 28,         Jan. 29,        Jan. 31,         Feb. 1,
                                              1995            1994             1993            1992            1991
                                              ----            ----             ----            ----            ----
Statement of Operations Data:                              (dollars in thousands, except per share data)
Net sales...............................    $201,543        $199,589         $181,035        $130,085          $78,123
Cost of sales...........................     135,560         137,784          120,184          86,242           52,715
                                             -------         -------          -------         -------           ------
Gross profit............................      65,983          61,805           60,851          43,843           25,408
Selling, advertising, general and
 administrative expenses (1)............      63,827          65,477           46,029          30,371           18,801
(Loss) income before cumulative
 effect of a change  in
 accounting principle (2) (9)...........      (8,024)         (5,512)           4,815           6,460            2,604
Cumulative effect of a change in
 accounting principle, net of
 income tax benefit (1).................           -          (3,404)               -               -                -
Net (loss) income applicable to
 common stock...........................    $ (8,024)       $ (8,916)        $  4,815        $  6,460          $ 2,604
Primary (loss) income per common
 share before cumulative  effect
 of a change in accounting
 principle (3)..........................    $   (.76)       $  (0.53)        $   0.45        $   0.64          $  0.37
Fully diluted (loss) income per
 common share before  cumulative
 effect of a change in accounting
 principle (3)..........................    $   (.76)       $  (0.53)        $   0.45        $   0.63          $  0.33
Fully diluted (loss) income per
 common share (3).......................    $   (.76)       $  (0.86)        $   0.45        $   0.63          $  0.33

Pro Forma Amounts: (4)
Net income..............................                                     $  3,275        $  5,578         $  2,431
Primary income per common share.........                                     $   0.30        $   0.55          $  0.35
Fully diluted income per common
 share..................................                                     $   0.30        $   0.54          $  0.29

Other Data:
Stores open at beginning of period......         111              98               66              46               34
New stores..............................           5              22               32              20               12
Stores closed...........................           7               9                0               0                0
Stores open at end of period (10).......         109             111               98              66               46
Average age of stores (yrs) (5).........        3.71            2.87             2.47            2.44             2.23
Apparel sales as a percentage of
 merchandise sales (6)..................        63.1%           69.2%            72.2%           75.0%            76.9%
Non-apparel sales as a percentage
 of merchandise sales (6)...............        36.9%           30.8%            27.8%           25.0%            23.1%
Comparable store sales increase
 (decrease) from prior period (7).......         2.6%          (9.5)%           (1.2)%           20.7%             5.3%
Apparel merchandise gross margin........        31.5%           28.8%            32.2%           32.3%            31.6%
Non-apparel merchandise gross
 margin.................................        34.3%           33.2%            34.3%           35.0%            33.6%
Total gross margin (8)..................        32.7%           31.0%            33.6%           33.7%            32.5%
Markdowns as a percentage of
 merchandise sales (6)..................         7.1%            9.0%             5.9%            5.3%             5.6%

Balance Sheet Data:
Working capital.........................    $  9,044        $ 12,909         $ 21,471        $ 25,469          $ 6.902
Total assets............................      62,676          67,601           72,123          56,376           28,600
Long-term obligations, excluding
 current maturities.....................       7,057           6,403            1,364             763            1,757
Stockholders' equity....................    $ 28,557        $ 35,683         $ 44,389        $ 38,280          $12,995

(1) Effective with the beginning of fiscal 1994, the Company changed its method of accounting for pre-opening store costs to expense such costs as incurred rather than capitalizing such costs and amortizing them over a period of 12 months from the store opening date. See Note 3 of Notes to Consolidated Financial Statements. Amounts indicated for February 3, 1995 and January 28, 1994 include pre-opening expenses of $250,864 and $3,932,554, respectively.

(2) Amounts indicated for February 3, 1995 and January 28, 1994 include closed store costs of $5,018,593 and $722,534, respectively. See Note 2 of Notes to Consolidated Financial Statements.

(3) Primary and fully diluted (loss) income per common share are calculated after dividends paid on cumulative preferred stock. Preferred stock dividends were $26,137 in fiscal 1992 and $212,620 in fiscal 1991. There are currently no outstanding shares of preferred stock.

(4) The "Pro Forma Amounts" shown above assume the accounting method for pre-opening store costs is applied retroactively.

(5)  Calculated on the basis of the number of months each store was open.

(6) Merchandise sales are net sales less other revenues, principally layaway fees and rental income from leased shoe departments.

(7) Comparable store data are calculated based on stores which have been open over 24 months.

(8) Total gross margin represents gross profit calculated as a percentage of net sales.

(9) In fiscal 1995, no income tax benefit was recorded in accordance with Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes."

(10) As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company will close 12 stores and open 5 stores during fiscal 1996.

No cash dividends with respect to the Company's Common Stock were paid during any of the fiscal years referred to in the foregoing table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company achieved strong growth in store sales and earnings from its development of the 50-OFF store concept in fiscal 1987 through fiscal 1992. Beginning in fiscal 1993, the Company experienced significant declines in comparable store sales and operating results, and management undertook a complete evaluation of the Company and its business to determine the causes of the downturn. The downturn was determined to be due primarily to: (i) factors related to the Company's rapid expansion (the addition of 74 new stores) in fiscal years 1992 through 1994, including overhead expenses, merchandising problems (which included the purchase of less recognizable merchandise to fill the rapidly expanding store base and the lack of proper evaluation of the ethnic and cultural preferences of its customers in certain new markets) and the opening of certain stores that despite attractive lease terms were located in smaller markets which proved unable to support a store; (ii) a change in, and stricter enforcement of, Mexican import duty laws which adversely affected sales at the Company's then 15 border stores; and (iii) a sluggish economy for apparel sales.

     To reverse the adverse trend in comparable store sales and operating results, management, after completing its evaluation, made significant changes to the Company's operations and business strategy beginning in mid fiscal 1994. In particular, the Company:

.    made significant changes in merchandising management;

. took extensive markdowns, which reduced inventory levels and permitted an increase in recognizable, quality goods as well as in merchandise better suited to customer demographics and consumer buying trends;

. increased the assortment, space allocation and inventory of non-apparel goods in response to shifts in consumer demand;

. relocated the Company's freight consolidation activities to locations more appropriate to the geographical mix of its stores to achieve incremental time and costs savings;

. engaged a new advertising and marketing agency and implemented a new advertising program;

. began a store consolidation program, closing nine stores during fiscal 1994 and seven stores during fiscal 1995 (related store closing costs of approximately $723,000 and $1,206,000, including approximately $294,000 for related inventory liquidation write-downs in fiscal 1995, were charged to operating results for fiscal 1994 and 1995, respectively); and

.    limited new store openings for foreseeable future to existing markets.

     As a result of the foregoing, the Company's financial performance improved significantly during the first 39 weeks of fiscal 1995 compared to the same period in fiscal 1994:

.    net sales increased 3.8%;

.    merchandise sales per comparable store increased 7.1%;

. non-apparel sales increased to 35% of merchandise sales from 28.6% of such sales;

. gross margin increased to 33.8% from 31.5%, principally due to the change in merchandise mix and a decrease in markdowns to 6.9% of merchandise sales from 9.1% of such sales in fiscal 1994; and

. selling, advertising, general and administrative expenses, including pre-opening store costs, decreased to 32.5% of net sales from 35.4% due to a significant reduction in new store openings and related costs.

     During the last 13 weeks of fiscal 1995 compared to the same period in fiscal 1994, external factors negatively affected sales:

. warm weather in the areas of Company operations during the fourth quarter of fiscal 1995 contributed to a 4.8% comparable store sales decrease, and, combined with a decrease in the number of stores in operation, a decline in sales; and

     . the Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas, and the Company's ten border stores most dependent upon Mexican nationals for their sales experienced approximately a $731,000 (20%) drop in sales for the last seven weeks of fiscal 1995 compared to the same period in fiscal 1994.

     The Company has taken the following affirmative steps to achieve a more disciplined cost structure, to attain profitability and to lessen vulnerability to external factors:

     . completed its store consolidation program by committing to close 12 stores in fiscal 1996 located primarily in smaller markets unable to support a store or markets in which it would be cost prohibitive to open the number of stores required to effectively develop such market's potential at this time (anticipated fiscal 1996 store closing costs totaling approximately $4,942,000, including approximately $835,000 for related inventory liquidation write-downs, were charged to operating results for fiscal 1995);

     . hired a new Vice President - Transportation and Distribution to add management experience in that area;

     . hired a new Vice President - Store Operations to concentrate on the development of the Company's maturing store base;

     . stopped new store openings, except for existing commitments and moving of stores within a market;

     . realigned management and staff responsibilities and substantially reduced related compensation, relatively and absolutely, to achieve permanent efficiencies without compromising performance;

     . implemented cost and personnel reductions, including a 25% reduction in corporate personnel, a 19% reduction in wages and benefits and an overall $1 million decrease in fixed costs at corporate headquarters; and

     . negotiated the amendment of the financial covenants of the Company's line of credit and long-term debt agreements.

RESULTS OF OPERATIONS

     The following tables set forth (i) certain items in the consolidated statements of operations expressed as a percentage of net sales for the periods indicated and (ii) the percentage change in certain items in the consolidated statements of operations and in the weighted average number of stores from the prior period.

                                                     Percentage of Net Sales
                                            --------------------------------------------
                                                        Fiscal Year Ended
                                            --------------------------------------------
                                            Feb. 3, 1995   Jan. 28, 1994   Jan. 29, 1993
                                            ------------   -------------   -------------
Costs and Expenses:
  Cost of sales...........................      67.3%          69.0%          66.4%
  Selling, advertising, general and
   administrative.........................      31.5           30.8           25.4
  Pre-opening store costs.................        .1            2.0              -
  Amortization of pre-opening store
   costs..................................         -              -            2.9
  Depreciation and amortization...........       1.9            1.7            1.3
  Closed store costs......................       2.5             .4              -
  Interest (income) expense...............        .7            0.3           (0.1)
                                               -----          -----           ----
Total expenses............................     104.0          104.2           95.9
                                               -----          -----           ----
(Loss) income before income taxes and
  cumulative effect of a change in
  accounting principle....................      (4.0)          (4.2)           4.1
Benefit from (provision for)
  income taxes............................         -            1.5           (1.4)
Cumulative effect of a change in
  accounting principle....................         -           (1.7)             -
                                               -----          -----           ----
Net (loss) income.........................      (4.0)%         (4.4)%          2.7%
                                               =====          =====           ====

                                                                           Percentage Change
                                                               -----------------------------------------
                                                                Fiscal Year Ended     Fiscal Year Ended
                                                                February 3, 1995      January 28, 1994
                                                                  compared to            compared to
                                                                Fiscal Year Ended     Fiscal Year Ended
                                                                January 28, 1994       January 29, 1993
                                                                ----------------       ----------------
Net sales...................................................          1.0%                   10.2%
Cost of sales...............................................         (1.6)                   14.6
Operating Expenses
  Selling, advertising, general and administrative..........          3.3                    35.3
  Pre-opening store costs...................................        (93.6)                      -
  Depreciation and amortization.............................          7.3                    48.2
  Closed store costs........................................        594.6                       -
  Interest income/expense...................................        162.0                  (402.9)
Total operating expenses....................................          5.4                    31.1
Loss/income before income taxes and cumulative
  effect of a change in accounting principle................         (5.0)                 (216.0)
Benefit from/provision for income taxes.....................            -                  (219.1)
Net loss/income.............................................        (10.0)                 (285.2)
Weighted average number of stores...........................          1.6%                   29.9%

YEAR ENDED FEBRUARY 3, 1995 (53 WEEKS) COMPARED TO FISCAL YEAR ENDED JANUARY 28, 1994 (52 WEEKS)

     The Company's relatively flat net sales for fiscal 1995 compared to fiscal 1994 resulted primarily from the lower sales experienced due to warm weather in the winter apparel selling season (November and December), the devaluation of the Mexican peso which negatively affected sales for the last seven weeks of fiscal 1995 at the Company's border stores and fewer new store openings. Through the first thirty-nine weeks of fiscal 1995, the Company had a comparable store sales increase of 7.1% and a net sales increase of 3.8%. Although the Company's comparable store sales for fiscal 1995 increased by 2.6%, in spite of the fourth quarter's warm weather and peso devaluation, and the weighted average number of stores increased by 1.6%, these percentage increases were offset by the effect of sales of having only five new stores opened in fiscal 1995 as compared to 22 in fiscal 1994. Typically, new stores contribute significant sales during their first three months of operations.

     Cost of sales as a percentage of net sales decreased to 67.3% for fiscal 1995 compared to 69.0% for fiscal 1994 primarily due to lower markdowns resulting from improved merchandise and inventory management. The decrease would have been greater but for the fiscal 1995 inventory liquidation write-downs of approximately $1,129,000 in connection with the closing of seven stores in fiscal 1995 and the ten stores to be closed by the end of April 1995 (See Note 2 of Notes to Consolidated Financial Statements and store closing costs below).

     Selling, advertising, general and administrative expenses increased to 31.5% of net sales for fiscal 1995 from 30.8% for fiscal 1994 primarily due to disappointing fourth quarter net sales. Had expected sales been attained, such expenses would have been spread over more sales dollars and represented a lower percent of net sales.

     The pre-opening store costs decreased from approximately $3,933,000 in fiscal 1994 to approximately $251,000 in fiscal 1995. The Company opened only five stores in fiscal 1995 compared to 22 in fiscal 1994 and has reduced costs associated with store openings from in excess of $175,000 per store to less than $60,000.

     Store closing costs increased from approximately $723,000 for fiscal 1994 to approximately $5,019,000 (excluding $1,129,000 of inventory liquidation write downs charged to cost of sales) for fiscal 1995 as a result of closing seven stores in fiscal 1995 and recording the closing costs of 12 stores to be closed in fiscal 1996. The amount of store closing costs associated with the 12 stores to be closed in fiscal 1996 is approximately $4,107,000, excluding an associated $835,000 inventory liquidation write-down charged to cost of sales (see Note 2 of Notes to Consolidated Financial Statements).

     Depreciation and amortization increased by .2% of net sales, primarily due to the increased number of stores having a full year of depreciation as compared to fiscal 1994.

     Net interest expense increased from .3% of net sales in fiscal 1994 to .7% of net sales in fiscal 1995 primarily due to the greater utilization of the Company's line of credit and higher interest rates.

     The decrease in the loss before income taxes for fiscal 1995 from the fiscal 1994 loss before income taxes and cumulative effect of a change in accounting principle is primarily due to lower markdowns and pre-opening store costs, although essentially offset by substantially higher store closing costs, inventory liquidation write-downs and higher interest expense.

     Income tax benefits due to the loss for the year were not recognized in accordance with the guidelines of SFAS 109 (Accounting for Income Taxes); such benefits are available for recognition in future years. In fiscal 1994, benefits were recognized and refunds received.

FISCAL YEAR ENDED JANUARY 28, 1994 COMPARED TO FISCAL YEAR ENDED JANUARY 29,
1993

     The net sales increase of 10.2% for fiscal 1994 compared to fiscal 1993 was attributable to the 29.9% increase in the weighted average number of stores in operation offset by a 9.5% decrease in comparable store sales.

     Sales levels were negatively affected at stores operating both along the Texas/Mexico border and in other cities in Southwest Texas that traditionally sell products to Mexican citizens. In late 1992, the duty free amount of merchandise that Mexican citizens living beyond the 12 mile border zone were allowed to purchase in the United States was reduced from $300 to $50 by the Mexican Government. Such change has negatively impacted those stores' sales and profitability since December 1992. Sales were also negatively impacted by general economic conditions, including a sluggish economy (prompting increased price competition among retailers), weak consumer confidence and a shift in consumer spending away from apparel to durable goods.

     To reverse the negative sales trends of the first two quarters of fiscal 1994, the Company, at mid year, began purchasing higher quality merchandise to provide the customer with better values and, in the fourth quarter, began a new advertising strategy which primarily utilized radio and direct mail pieces. Comparable store sales trends suggest that these efforts had a positive effect; comparable store sales for the fourth quarter of fiscal 1994 increased 1% from the prior period, up from the 17.5% decrease in the 1994 first quarter, the 16.9% decrease in the 1994 second quarter and the 10.0% decrease in the 1994 third quarter compared to the comparable 1993 period in each case.

     Cost of sales as a percentage of net sales increased from 66.4% in fiscal 1993 to 69.0% in fiscal 1994 primarily due to higher markdowns attributable to lower than expected sales and to a lesser extent due to the excess amount of inventory shrinkage in stores open less than two years.

     Selling, advertising, general and administrative expenses as a percentage of net sales increased to 31.2% in fiscal 1994 from 25.4% in fiscal 1993. Such expenses as a percentage of net sales were higher than the prior year due to lower than expected sales. The percentage change of 35.3% in expenses in fiscal 1994, as compared to the percentage change of 29.9% in the weighted average number of stores, was higher as a result of the expense of closing nine stores, normal yearly expense increases and reductions in corporate staff used in connection with store expansion.

     As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company changed its accounting policy regarding pre-opening store costs, effective at the beginning of fiscal 1994. In prior years, costs for each store were capitalized and amortized over the first twelve months after the store opened. The cost of approximately $3,933,000 for the 22 new stores opened in fiscal 1994 was slightly higher per store than the approximately $7,705,000 spent in fiscal 1993 during which 32 stores were opened (approximately $1,300,000 of the fiscal 1993 expenditure was for fiscal 1994 openings and approximately $647,000 of the fiscal 1992 expenditure was for fiscal 1993 openings). The cumulative effect of the change in accounting method resulted in an after-tax charge in fiscal 1994 of approximately $3,404,000 to record the unamortized pre-opening store costs at January 29, 1993.

     Depreciation and amortization increased 48.2% in fiscal 1994 primarily due to the purchase of equipment and fixtures for new stores and, to a lesser extent, the refurbishing of existing stores.

     In fiscal 1994, the Company incurred increased net interest expense primarily due to the addition of approximately $6,800,000 in long term debt and decreased interest income compared to fiscal 1993 as invested funds were used to open new stores.

     The net loss for fiscal 1994 compared to the net income in fiscal 1993 was due primarily to lower than expected sales and the resultant higher costs due to markdowns, to costs associated with the Company's reduction in corporate staff used in connection with store expansion, to store closing costs, to higher interest expense and to the cumulative effect of the change in accounting principle relating to pre-opening store costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company began fiscal 1995 with cash of $2,550,588. During the year, the Company increased borrowings by a net of $5,721,749, received $898,559 from the sale of common stock, used $3,671,745 in operating activities, used $3,436,475 for capital expenditures in refurbishing existing stores and opening five stores and ended the year with cash on hand of $2,062,676. The Company has a line of credit loan facility for up to $20,000,000, obtained in January 1994, which expires on January 12, 1997; permits loans up to the lesser of (i) 45% of eligible inventory or (ii) 80% of liquidation value of inventory, both minus $1,500,000, and bears interest at 1.75% over the prime rate. The line of credit is secured by inventory and other assets of the Company and contains minimum tangible net worth, minimum working capital and minimum pre-tax profit financial covenants. The financial covenants have been amended for fiscal 1996. The maximum amounts outstanding under the line of credit during fiscal 1995 and fiscal 1994 were approximately $13,312,000 and $8,530,000, respectively. Peak cash requirements have historically occurred in the late third and early fourth fiscal quarters. As of February 3, 1995, the Company had approximately $296,000 in letters of credit and had approximately $5,077,000 available for use under its line of credit.

     In fiscal 1994, the Company borrowed approximately $4,000,000 and $2,775,000 from an affiliate of an insurance company and pledged as security certain store equipment, furniture and fixtures. The related promissory notes provide for monthly principal and interest installments of $62,044 and $41,747 until February 2000 and July 2000, respectively. The notes bear interest at 7.85% and 6.92%, respectively. Financial covenant requirements are substantially the same as for the Company's line of credit, plus a tangible net worth ratio covenant as amended.

     The Company opened five stores during fiscal 1995. The Company has opened two stores in fiscal 1996 and has lease commitments for three additional stores to be opened in existing markets prior to May 1995. There are no other planned store openings except for a single store scheduled to open in an existing market in April 1996. Further store openings will depend upon the sales and income performance of existing stores and the Company's ability to obtain leases for locations in existing markets where the targeted customer base is large enough to support additional stores.

     Store closing costs of approximately $4,942,000 for the 12 stores closed or to be closed in fiscal 1996 include primarily estimated monthly lease payments totaling approximately $2,735,000 to be disbursed over an estimated five year period: approximately $748,000, $956,000, $699,000 $307,000 and $25,000 in
fiscal 1996, 1997, 1998, 1999 and 2000, respectively. Cash from the sales of the inventory to be liquidated at stores to be closed in fiscal 1996 should more than offset such cash requirement for fiscal 1996.

     As discussed in note 9 of notes to consolidated financial statements, the Company has filed a lawsuit related to certain parties' breach of contractual obligations to purchase 1,500,000 shares of the Company's common stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously prosecute this matter and to pursue all available avenues to effect either the receipt of payment for such shares or the return of the shares themselves, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a judgment against one or more defendants in this case; however, the collectibility of any such judgment is uncertain at this time.

     The Company believes its operating cash flow, its line of credit and its cash on hand will be adequate to finance its operations through fiscal 1996.

EFFECT OF INFLATION

     As the costs of inventory and other expenses of the Company have increased, the Company has generally been able to increase its selling prices; therefore, in the view of management, inflation has not had a significant effect on gross margins. In periods of high inflation, increased rent, construction and other costs could adversely affect the Company's operations.

SEASONALITY

     Historically, the Company's business has been highly seasonal. A significant portion of its sales and net income are generated in the first and fourth quarters, due to the importance of the spring/Easter and winter/Christmas selling seasons, and, to a lesser extent, in the "back to school" third quarter. Accordingly, weather conditions or other factors during such seasons may adversely affect results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is contained in a separate section of this report. See "Index to Consolidated Financial Statements."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the Registrant's fiscal year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are being filed as part of this annual report on Form 10-K:

     1. Consolidated financial statements and independent auditors' report for 50-OFF Stores, Inc. and subsidiaries:

           Independent auditors' report.

           Consolidated balance sheets - February 3, 1995 and January 28, 1994.

           Consolidated statements of operations - years ended February 3, 1995, January 28, 1994 and January 29, 1993.

           Consolidated statements of changes in stockholders' equity - years ended February 3, 1995, January 28, 1994 and January 29, 1993.

           Consolidated statements of cash flows - years ended February 3, 1995, January 28, 1994 and January 29, 1993.

           Notes to consolidated financial statements.

     2. Consolidated financial statement schedules:

           Schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3.    Exhibits:

     3.1   Certificate of Incorporation of the Registrant. (A)

     3.2   Bylaws of the Registrant. (A)

     4.1   Form of Common Stock Certificate. (H)

     10.1 Employment agreement between the Registrant and Charles M. Siegel. (D)

     10.3  Stock Option Plan of the Registrant. (A)

     10.4  Loan Agreement with Congress Financial Corporation. (F)

     10.6 Certificate of Corporate Resolution Adopting the Company 401K Profit Sharing Plan and Trust. (C)

     10.8 First Amendment to loan agreement with Congress Financial Corporation. (H)

     11. Computation of Per Share Earnings for fiscal years ended February 3, 1995, January 28, 1994 and January 29, 1993. (H)

     18.   Change in Accounting Principles. (F)

     21.   Subsidiaries of the Registrant. (E)

     23.   Consent of Deloitte & Touche LLP. (H)

     25. Power of attorney of directors appointing Charles M. Siegel, Pat L. Ross and Joseph Lehrman attorneys-in-fact appear after signature page in this report on Form 10-K.

     99. Petition filed in the matter of 50-OFF Stores, Inc., (Plaintiff) vs. Banque Paribas (Suisse) S.A., Betafid, S.A., Yanni Koutsoubos, Andalucian Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis Morris, Howard White and Morris & Associates, (Defendants). (G)

     (A) Contained in exhibits to the Registrant's Registration Statement No. 33-48216 on Form S-4 filed with the Securities and Exchange Commission on July 28, 1992.

     (B) Contained in exhibits to the annual report on Form 10-K for the fiscal year ended August 31,1984.

     (C) Contained in exhibits to the quarterly report on Form 10-Q for the quarter ended August 3, 1990.

     (D) Contained in exhibits to the annual report on Form 10-K for the fiscal year ended January 31, 1992.

     (E) Contained in exhibits to the annual report on Form 10-K for the fiscal year ended January 29, 1993.

     (F) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended January 28, 1994.

     (G) Contained in exhibits to the current report on Form 8-K filed April 12, 1995.

     (H)   Filed herewith.

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                  50-OFF STORES, INC.


                                  By:  Charles M. Siegel
                                       --------------------------------
                                       Charles M. Siegel, President


                                  By:  Pat L. Ross
                                       --------------------------------
                                       Pat L. Ross, Vice President and
                                       Chief Financial Officer


                                  By:  JAMES G. SCOGIN
                                       --------------------------------
                                       James G. Scogin, Controller


                                       Date: April 20, 1995

                               POWER OF ATTORNEY

     The undersigned directors and officers of 50-OFF Stores, Inc. hereby constitute and appoint Charles M. Siegel, Pat L. Ross and Joseph Lehrman our true and lawful attorneys-in-fact and agents, to execute in our name and behalf in the capacities indicated below the annual report on Form 10-K for 50-OFF Stores, Inc. and any amendments thereto with the Securities and Exchange Commission and hereby ratify and confirm all such attorneys-in-fact and agents shall lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:


      Signature                           Title                      Date
      ---------                           -----                      ----
    CHARLES M. SIEGEL             Chairman of the Board,         April 20, 1995
- - -----------------------------      President, Chief Executive
    Charles M. Siegel              Officer and Director


      JOSEPH LEHRMAN              Secretary, Treasurer and       April 20, 1995
- - -----------------------------      Director
      Joseph Lehrman


       PAT L. ROSS                Vice President and             April 20, 1995
- - -----------------------------      Chief Financial Officer
       Pat L. Ross


   CHARLES J. FUHRMANN II         Director                       April 20, 1995
- - -----------------------------
   Charles J. Fuhrmann II


      MICHAEL MOFFITT             Director                       April 20, 1995
- - -----------------------------
      Michael Moffitt


      JAMES M. RAINES             Director                       April 20, 1995
- - -----------------------------
      James M. Raines


      CECIL SCHENKER              Director                       April 20, 1995
- - -----------------------------
      Cecil Schenker


      RICHARD SHERMAN             Director                       April 20, 1995
- - -----------------------------
      Richard Sherman


       STANLEY SPIGEL             Director                       April 20, 1995
- - -----------------------------
       Stanley Spigel

                     50-OFF STORES, INC. AND SUBSIDIARIES
                             INDEX TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Independent Auditors' Report.......................................................................     F-2
Consolidated Balance Sheets - February 3, 1995 and January 28, 1994................................     F-3
Consolidated Statements of Operations - Years ended February 3, 1995, January 28, 1994
   and January 29, 1993............................................................................     F-4
Consolidated Statements of Changes in Stockholders' Equity - Years ended February 3, 1995,
   January 28, 1994 and January 29, 1993...........................................................     F-5
Consolidated Statements of Cash Flows - Years ended February 3, 1995, January 28, 1994
   and January 29, 1993............................................................................   F-6; F-7
Notes to Consolidated Financial Statements.........................................................  F-8 - F-17


Schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
50-OFF Stores, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of 50-OFF Stores, Inc. and subsidiaries as of February 3, 1995 and January 28, 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended February 3, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 50-OFF Stores, Inc. and subsidiaries as of February 3, 1995 and January 28, 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 1995 in conformity with generally accepted accounting principles.

As discussed in note 9 of notes to consolidated financial statements, the Company has filed a lawsuit related to certain parties' breach of contractual obligations to purchase 1,500,000 shares of the Company's common stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously prosecute this matter and to pursue all available avenues to effect either the receipt of payment for such shares or the return of the shares themselves, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a judgment against one or more defendants in this case; however, the collectibility of any such judgment is uncertain at this time.

As discussed in notes 1 and 3 of notes to consolidated financial statements, in fiscal 1994, the Company changed its method of accounting for pre-opening store costs and changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE LLP


San Antonio, Texas
April 20, 1995

                     50-OFF STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                  February 3, 1995   January 28, 1994
                                                                  ----------------   ----------------
CURRENT ASSETS:
Cash and cash equivalents.....................................       $ 2,062,676       $ 2,550,588
Accounts receivable...........................................         1,645,303         2,987,329
Merchandise inventories.......................................        31,679,738        31,463,848
Prepaid and other current assets..............................           717,561         1,422,932
                                                                     -----------       -----------
  Total current assets........................................        36,105,278        38,424,697

PROPERTY AND EQUIPMENT-NET....................................        25,320,606        27,675,757

OTHER ASSETS..................................................         1,250,043         1,500,980
                                                                     -----------       -----------
  TOTAL ASSETS................................................       $62,675,927       $67,601,434
                                                                     ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Note payable-bank.............................................       $ 6,955,025       $    10,000
Accounts payable-trade........................................        10,011,812        15,219,825
Accounts payable-other........................................         4,896,033         5,690,416
Accrued expenses and other current liabilities................         3,147,679         3,402,236
Current portion of closed store costs.........................           747,502              -
Current portion of long-term debt.............................         1,303,691         1,193,065
                                                                     -----------       -----------
  Total current liabilities...................................        27,061,742        25,515,542

LONG-TERM DEBT................................................         5,069,201         6,403,103

CLOSED STORE COSTS............................................         1,987,692              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 5,000,000
  shares authorized, no shares issued and
  outstanding at February 3, 1995 and
  January 28, 1994............................................              -                 -
Common stock, $.01 par value, 20,000,000
  shares authorized, 12,188,415 at
  February 3, 1995, and 10,370,915 at
  January 28, 1994 issued and outstanding.....................           121,884           103,709
Additional paid-in-capital....................................        36,022,389        31,150,955
Subscription receivable.......................................        (3,991,050)             -
Retained (deficit) earnings...................................        (3,595,931)        4,428,125
                                                                     -----------       -----------
  Total stockholders' equity..................................        28,557,292        35,682,789
                                                                     -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................       $62,675,927       $67,601,434
                                                                     ===========       ===========


         See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended         Year Ended        Year Ended
                                                                        February 3, 1995   January 28,1994   January 29, 1993
                                                                        ----------------   ---------------   ----------------
NET SALES............................................................     $201,543,133      $199,588,556      $181,035,097
COST OF SALES........................................................      135,559,833       137,783,928       120,184,178
                                                                          ------------      ------------      ------------
GROSS PROFIT.........................................................       65,983,300        61,804,628        60,850,919
                                                                          ------------      ------------      ------------

OPERATING EXPENSES:
 Selling, advertising, general and administrative.....................      63,576,400        61,544,419        46,029,028
 Pre-opening store costs..............................................         250,864         3,932,554            -
 Amortization of pre-opening store costs..............................          -                 -              5,342,607
 Depreciation and amortization........................................       3,779,082         3,522,633         2,376,335
 Closed store costs...................................................       5,018,593           722,534            -
                                                                          ------------      ------------      ------------
TOTAL OPERATING EXPENSES.............................................       72,624,939        69,722,140        53,747,970
                                                                          ------------      ------------      ------------

OTHER (INCOME) EXPENSE:
 INTEREST INCOME......................................................        (136,280)         (178,376)         (351,855)
 INTEREST EXPENSE.....................................................       1,518,697           706,125           177,606
                                                                          ------------      ------------      ------------
TOTAL OTHER (INCOME) EXPENSE.........................................        1,382,417           527,749          (174,249)
                                                                          ------------      ------------      ------------

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING PRINCIPLE.................................       (8,024,056)       (8,445,261)        7,277,198

BENEFIT FROM (PROVISION FOR) INCOME TAXES............................           -              2,933,000        (2,462,000)
                                                                          ------------      ------------      ------------

(LOSS) INCOME BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING PRINCIPLE.................................       (8,024,056)       (5,512,261)        4,815,198

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF
 INCOME TAX BENEFIT OF $1,753,362 (NOTE 3)...........................           -             (3,403,585)           -
                                                                          ------------      ------------      ------------

NET (LOSS) INCOME....................................................     $ (8,024,056)     $ (8,915,846)     $  4,815,198
                                                                          ============      ============      ============

PRO FORMA NET INCOME ASSUMING RETROACTIVE APPLICATION OF CHANGE
 IN ACCOUNTING PRINCIPLE (unaudited) (NOTE 3)........................                                         $  3,274,990
                                                                                                              ============

(LOSS) INCOME PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF A
 CHANGE IN ACCOUNTING PRINCIPLE......................................     $       (.76)     $       (.53)     $        .45

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (NET OF TAX)...           -                   (.33)           -
                                                                          ------------      ------------      ------------

(LOSS) INCOME PER COMMON SHARE.......................................     $       (.76)     $       (.86)     $        .45
                                                                          ============      ============      ============

         See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                Common Stock
                                          ------------------------      Additional
                                             Number                      Paid-in     Subscription   Retained (Deficit)
                                           of Shares       Amount        Capital      Receivable        Earnings          Total
                                          ----------      --------     -----------   ------------   -----------------  -----------
BALANCE: February 1, 1992.............    10,227,065      $102,271     $29,648,506                      $8,528,773     $38,279,550
Net proceeds from the exercise of
 stock options........................       112,000         1,120         660,297                                         661,417
Tax benefit from stock options........                                     633,207                                         633,207
Net income............................                                                                   4,815,198       4,815,198
                                          ----------      --------     -----------    -----------      -----------    ------------

BALANCE: January 29, 1993.............    10,339,065       103,391      30,942,010                      13,343,971      44,389,372
Net proceeds from the exercise
 of stock options.....................        31,850           318         189,733                                         190,051
Tax benefit from stock options........                                      19,212                                          19,212
Net loss..............................                                                                  (8,915,846)     (8,915,846)
                                          ----------      --------     -----------    -----------      -----------    ------------

BALANCE: January 28, 1994.............    10,370,915       103,709      31,150,955                       4,428,125      35,682,789
Net proceeds from issuance of
 common stock for:
   Exercise of stock options..........         7,500            75          37,960                                         38,035
   1,810,000 share offering...........     1,810,000        18,100       4,833,474                                      4,851,574
   Subscription for 1,500,000 shares..                                                $(3,991,050)                     (3,991,050)
Net loss..............................                                                                  (8,024,056)    (8,024,056)
                                          ----------      --------     -----------    -----------      -----------    -----------

BALANCE: February 3, 1995.............    12,188,415      $121,884     $36,022,389    $(3,991,050)     $(3,595,931)   $28,557,292
                                          ==========      ========     ===========    ===========      ===========    ===========


         See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended          Year Ended         Year Ended
                                                                           February 3, 1995    January 28, 1994   January 29, 1993
                                                                           ----------------    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income.......................................................     $(8,024,056)       $(8,915,846)      $  4,815,198
 Adjustments to reconcile net (loss) income to net cash provided from operating activities:
    Cumulative effect of a change in accounting principle...............           -              3,403,585              -
    Depreciation and amortization.......................................       3,779,082          3,522,633          2,376,335
    Closed store charge.................................................       4,942,194              -                  -
    Loss on disposition of fixed assets.................................         654,311            556,685              -
    Amortization of pre-opening store costs.............................           -                  -              5,342,607
    Amortization of premiums paid on marketable securities..............           -                  -                342,410
    Tax benefit from stock options......................................           -                 19,212            633,207

Changes in assets and liabilities:
 Accounts receivables...................................................       1,342,026           (102,909)             -
 Merchandise inventories................................................      (1,050,890)          (303,298)        (9,988,698)
 Prepaid and other current assets.......................................          56,371            (27,430)        (1,249,548)
 Other assets...........................................................         337,170           (275,903)          (824,550)
 Accounts payable-trade.................................................      (5,208,013)        (2,123,466)         5,886,254
 Accounts payable-other.................................................        (794,383)         2,127,045            848,223
 Deferred federal income taxes..........................................         549,000         (1,947,079)         1,284,578
 Accrued expenses and other current liabilities.........................        (254,557)         1,237,879            859,658
                                                                             -----------        -----------       ------------

Net cash (used in) provided by operating activities.....................      (3,671,745)        (2,828,892)        10,325,674
                                                                             -----------        -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures...................................................      (3,436,475)        (7,311,696)       (12,664,622)
 Pre-opening store cost expenditures....................................           -                  -             (7,705,325)
 Sale of short-term marketable securities...............................           -                  -              9,732,414
                                                                             -----------        -----------       ------------
Net cash used in investing activities...................................      (3,436,475)        (7,311,696)       (10,637,533)
                                                                             -----------        -----------       ------------

         See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                                          Year Ended          Year Ended         Year Ended
                                                                       February 3, 1995    January 28, 1994    January 29, 1993
                                                                       ----------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from notes payable-bank...........................        $ 6,945,025         $    10,000         $    -
  Proceeds from long-term debt...................................              -               6,774,875          1,000,000
  Payments on long-term debt.....................................         (1,223,276)           (940,532)          (241,773)
  Net proceeds from the issuance of common stock.................            898,559             190,051            661,417
                                                                         -----------         -----------         ----------
Net cash provided by financing activities........................        $ 6,620,308           6,034,394          1,419,644
                                                                         -----------         -----------         ----------

  (Decrease) increase in cash and cash equivalents...............           (487,912)         (4,106,194)         1,107,785
  Cash and cash equivalents at beginning of year.................          2,550,588           6,656,782          5,548,997
                                                                         -----------         -----------         ----------
  Cash and cash equivalents at end of year.......................        $ 2,062,676         $ 2,550,588         $6,656,782
                                                                         ===========         ===========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid/received during the period for:
  Interest paid..................................................        $ 1,407,788         $   683,000         $  177,606
  Income tax paid................................................              -                 224,000          1,163,000
  Income tax refund received.....................................          1,658,134               -                  -

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCIAL ACTIVITIES:

  Subscription receivable for 1,500,000 shares of
  common stock...................................................        $ 3,991,050               -                  -



         See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     Principles of Consolidation

     The financial statements include the accounts of 50-OFF Stores, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

     Operations

     The Company operates a chain of off-price retail stores targeted to a broad range of value-conscious lower to moderate income customers, who typically shop for their family's apparel, as well as related merchandise such as housewares, giftware, toys, domestic needs and health and beauty aids.

     Fiscal Year

     The Company's fiscal year is a fifty-two or fifty-three week period ending on the Friday nearest to January 31. Fiscal year 1995 was comprised of fifty-three weeks and fiscal years 1994 and 1993 were comprised of fifty-two weeks.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

     Inventory Valuation

     Merchandise inventories are valued at the lower of cost (first-in, first-out) or market, using the retail inventory method. Merchandise inventories consist entirely of finished goods.

     Pre-opening Store Costs

     As discussed in Note 2, effective at the beginning of fiscal 1994, the Company changed its accounting policy for pre-opening store costs, which consist primarily of advertising, occupancy and payroll expenses, to expense such costs as incurred. Prior to the change, the Company capitalized such costs and amortized them over twelve months following the month of store opening.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed on the straight-line method at rates based upon the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the economic life of the improvements or the respective terms of the lease. Gains and losses upon retirement or disposal of fixed assets are recognized currently.

     Income Taxes

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the beginning of fiscal 1994. This statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" which had been the method previously used by the Company to account for income taxes.

     Under SFAS No. 109. deferred income taxes represent taxes established for temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The change in accounting policy had no effect on the Company's financial position or results of operations.

     (Loss) Income Per Common Share

     (Loss) income per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted
(loss) income per common share is not presented as it is not materially different than the calculation of primary (loss) income per common share.

                               1995           1994           1993
                            ----------     ----------     ----------
Weighted average shares     10,539,089     10,356,775     10,791,950


     Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The book value of the Company's debt instruments is considered to approximate their fair value, based on current market rates and conditions.

     Reclassifications

     Certain reclassifications have been made to the fiscal 1994 and 1993 consolidated financial statements to conform to the fiscal 1995 consolidated financial statement presentation.

Note 2 - Management Plans and Closed Store Costs

     The Company achieved strong growth in store sales and earnings from its development of the 50-OFF store concept in fiscal 1987 through fiscal 1992. Beginning in fiscal 1993, the Company experienced significant declines in comparable store sales and operating results, and management undertook a complete evaluation of the Company and its business to determine the causes of the downturn. The downturn was determined to be due primarily to: (i) factors related to the Company's rapid expansion (the addition of 74 new stores) in fiscal years 1992 through 1994, including overhead expenses, merchandising problems (which included the purchase of less recognizable merchandise to fill the rapidly expanding store base and the lack of proper evaluation of the ethnic and cultural preferences of its customers in certain new markets) and the opening of certain stores that despite attractive lease terms were located in smaller markets which proved unable to support a store; (ii) a change in, and stricter enforcement of, Mexican import duty laws which adversely affected sales at the Company's then 15 border stores; and (iii) a sluggish economy for apparel sales.

     To reverse the adverse trend in comparable store sales and operating results, management, after completing its evaluation, made significant changes to the Company's operations and business strategy beginning in mid fiscal 1994. In particular, the Company:

     .   made significant changes in merchandising management;

     . took extensive markdowns, which reduced inventory levels and permitted an increase in recognizable, quality goods as well as in merchandise better suited to customer demographics and consumer buying trends;

     . increased the assortment, space allocation and inventory of non-apparel goods in response to shifts in consumer demand;

     . relocated the Company's freight consolidation activities to locations more appropriate to the geographical mix of its stores to achieve incremental time and costs savings;

     . engaged a new advertising and marketing agency and implemented a new advertising program;

     .   began a store consolidation program; and

     .   limited new store openings for foreseeable future to existing markets.

     During the last 13 weeks of fiscal 1995 compared to the same period in fiscal 1994, external factors negatively affected sales:

     . warm weather in the areas of Company operations during the fourth quarter of fiscal 1995 contributed to a 4.8% comparable store sales decrease, and, combined with a decrease in the number of stores in operation, a decline in sales; and

     . the Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas, and the Company's ten border stores most dependent upon Mexican nationals for their sales experienced approximately a $731,000 (20%) drop in sales for the last seven weeks of fiscal 1995 compared to the same period in fiscal 1994.

     The Company has taken the following affirmative steps to achieve a more disciplined cost structure, to attain profitability and to lessen vulnerability to external factors:

     .   completed its store consolidation program;

     . hired a new Vice President - Transportation and Distribution to add management experience in that area;

     . hired a new Vice President - Store Operations to concentrate on the development of the Company's maturing store base;

     . stopped new store openings, except for exsiting commitments and moving of stores within a market;

     . realigned management and staff responsibilities and substantially reduced related compensation, relatively and absolutely, to achieve permanent efficiencies without compromising performance;

     . implemented cost and personnel reductions, including a 25% reduction in corporate personnel, a 19% reduction in wages and benefits and an overall $1 million decrease in fixed costs at corporate headquarters; and

     . negotiated the amendment of the financial covenants of the Company's line of credit and long-term debt agreements.

     The Company's store consolidation program closed nine stores in fiscal 1994, seven stores in fiscal 1995 and will close 12 stores during fiscal 1996. Store closing costs for fiscal 1995 and fiscal 1996 have been recorded in fiscal 1995 operations. The store closings involved exiting certain smaller markets which proved unable to support a store and certain other markets in which it would have been cost prohibitive to open the number of stores required to effectively develop such markets' potential.

     The amount of the closing costs associated with the 12 stores to be closed in fiscal 1996, is approximately $4,942,000 of which approximately $835,000 pertains to inventory liquidation write-downs charged to cost of sales and approximately $1,372,000 associated with fixed asset write-downs. The Company has recorded approximately $2,735,000 of liabilities associated with estimated monthly lease payments and other store closing costs of which approximately $748,000, $956,000, $699,000, $307,000 and $25,000 are to be used in fiscal years 1996, 1997, 1998, 1999 and 2000, respectively.

     The 12 stores to be closed in fiscal 1996 contributed approximately $13,954,000, $15,076,000 and $6,681,000 of net sales and $1,422,000 and
$1,484,000 of operating losses and $156,000 of operating income during fiscal 1995, 1994, 1993, respectively, to the Company's operations.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Change in Accounting for Pre-opening Store Costs

     In the fourth quarter of fiscal 1994, the Company changed its accounting policy for pre-opening store costs. With the change, which has been recorded as if it occurred at the beginning of fiscal 1994, the Company will expense pre-opening store costs as incurred rather than continue to capitalize such costs and amortize them over a period of 12 months from the store opening date. Management believes the change is preferable as the new policy is consistent with the predominant industry practice.

     The change in accounting for pre-opening store costs decreased the Company's net loss before cumulative effect of a change in accounting principle in fiscal 1994 by approximately $2,057,000 ($.20 per share). The Company's net loss was increased by $3,403,585 ($.33 per share) by the cumulative effect of the change in accounting related to years prior to fiscal 1994.

     The unaudited pro forma amounts shown below reflect the retroactive application of the change in the method of accounting for pre-opening store costs.

                                               Year Ended
                                             January 29, 1993
                                             ----------------
                                      As Reported         Pro Forma
                                      -----------         ---------
Net income........................    $ 4,815,198        $3,274,990
Income per common share...........            .45               .30

Note 4 - Property and Equipment

     Property and equipment consists of the following:


                                           February 3, 1995   January 28, 1994
                                           ----------------   ----------------
Land.....................................    $    224,318      $    224,318
Building.................................         752,231           752,231
Store equipment, furniture and fixtures..      25,595,012        25,200,437
Leasehold improvements...................      10,237,373         9,647,067
Other....................................       2,575,600         2,004,700
                                             ------------      ------------
                                               39,384,534        37,828,753
Less: accumulated depreciation...........     (14,063,928)      (10,152,996)
                                             ------------      ------------
                                             $ 25,320,606      $ 27,675,757
                                             ============      ============

Note 5 - Notes Payable-Bank and Long-Term Debt

     Notes payable - bank:

     In May 1993 the Company renewed its loan agreements with two financial institutions, providing the Company a revolving line of credit totaling $10,000,000 including letters of credit totaling $2,000,000 through May 31, 1994. In January 1994 the loan agreement was terminated by the Company after execution of a new loan agreement..

     The new loan agreement with another financial institution provides the Company a line of credit through January 1997 of up to $20,000,000 including letters of credit of $4,000,000. Borrowings under the line are limited to a borrowing base equal to the lesser of, (i) 45% of eligible inventory or (ii) 80% of liquidation value of inventory, both minus a permanent block of $1,500,000. Interest under the line is charged on funds borrowed at the lender's prime rate plus 1.25% (beginning in March 1995, interest is charged at the lenders prime rate plus 1.75%). The lender's prime rate at February 3, 1995 was 8.5%. The agreement contains various restrictions on the Company, including prohibitions on the payment of common stock dividends, without lender's permission. The agreement contains minimum tangible net worth, minimum working capital and minimum pre-tax profit financial covenants as amended. The line of credit is secured by inventory, certain accounts receivable and other assets. At February 3, 1995, $6,955,025 was outstanding under the line of credit.

     The Company had total borrowings of $66,772,292, $46,777,500 and $37,402,000 and repayments of $59,827,267, $46,767,500 and $37,402,000 for fiscal years 1995, 1994 and 1993, respectively under its lines of credit.

     Long-term debt consists of the following:


                                              February 3, 1995  January 28, 1994
                                              ----------------  ----------------
         Borrowings under promissory notes...    $6,372,892        $7,590,642
         Other...............................         -                 5,526
                                                 ----------        ----------
                                                  6,372,892         7,596,168
         Less: Current portion...............     1,303,691         1,193,065
                                                 ----------        ----------
                                                 $5,069,201        $6,403,103
                                                 ==========        ==========

     As of February 3, 1995, maturities of long-term debt during each of the next five fiscal years are: 1996 - $1,303,691; 1997 - $1,265,225; 1998 -
$1,229,578; 1999 - $1,091,304; 2000 - $1,175,789.

     In fiscal 1993 the Company borrowed $1,000,000 from a financial institution. The promissory note provides for outstanding principal to be paid in monthly installments of $16,666 until January 29, 1998. Interest is charged at a rate of 7.02%. The note is secured by a deed of trust on the land and building used for the corporate offices. The balance of the note outstanding at February 3, 1995 was $616,667.

Borrowings from an affiliate of an insurance company are:

                                                        Interest         Monthly                              Balance at
   Date                Amount             Term            Rate         Payment (1)     Collateral (2)      February 3, 1995
- - -----------            ------           ---------       --------       -----------     --------------      ----------------
Fiscal 1992            $996,000         July 1996         10.68%        $21,497             $734,616             $356,081

Fiscal 1994          $4,000,000       February 2000        7.85%        $62,044           $3,240,530           $3,112,450

Fiscal 1994          $2,775,000         July 2000          6.92%        $41,747           $2,438,084           $2,287,694

     (1) Monthly payment includes principal and interest
     (2) Collateral is furniture and fixtures and is stated at net book value

All covenants and restrictions, as specified by the Company's line of credit, apply to the notes plus a debt to tangible net worth covenant as amended.

Note 6 - Income Taxes

     As discussed in Note 1, the Company adopted SFAS No. 109 as of January 30, 1993, the beginning of fiscal 1994. The change had no effect on the Company's financial position or results of operations.

     The benefit from (provision for) income taxes consists of the following:

                                                           Year Ended          Year Ended          Year Ended
                                                        February 3, 1995    January 28, 1994    January 29, 1993
                                                        --------------------------------------------------------
Federal:
 Current..........................................         $ (547,000)         $ 1,280,000        $(1,086,000)
 Deferred.........................................            547,000              458,000         (1,316,000)
 Net operating loss carryforwards.................              -                1,252,000              -
State:
 Current..........................................              -                 (295,000)           (60,000)
 Deferred.........................................              -                 (118,000)             -
 Net operating loss carryforwards.................              -                  356,000              -
                                                           ----------           ----------        -----------
                                                           $    -               $2,933,000        $(2,462,000)
                                                           ==========           ==========        ===========

Temporary differences which gave rise to deferred tax assets and liabilities are as follows:

                                              Year Ended            Year Ended
                                           February 3, 1995      January 28, 1994
                                           ----------------      ----------------
Deferred tax assets:
 Net operating loss carryforwards......     $ 2,801,000            $ 1,608,000
 AMT and other credit carryforward.....         507,000              1,071,000
 Merchandise inventories...............         377,000                 71,000
 Lease obligations.....................       1,034,000                  -
 Other.................................          49,000                  -
                                            -----------            -----------
                                              4,768,000              2,751,000
Deferred tax liabilities:
 Property and equipment................      (1,422,000)            (1,951,000)

Net deferred tax assets before
 valuation allowance...................       3,346,000                800,000
Valuation allowance....................      (3,093,000)                  -
                                            -----------            -----------
Net deferred tax assets................     $   253,000            $   800,000
                                            ===========            ===========

     Approximately $253,000 and $151,000 of the balance of net deferred tax assets for the years ended February 3, 1995 and January 28, 1994, respectively, is included in other assets in the consolidated balance sheet with the remaining $649,000 for the year ended January 28, 1994 being included in prepaid and other current assets.

     During the years ended January 29, 1993, deferred taxes were provided for timing difference in the recognition of income and expense items in the consolidated financial statements. The source of significant timing differences generated by net income which gave rise to deferred income tax expense (benefit) were as follows:


                                          Year Ended
                                        January 29, 1993
                                        ----------------
Depreciation..........................     $   404,000
Pre-opening store costs...............         803,000
Capitalization of inventory costs.....         (17,000)
Deferred expenses.....................         126,000
                                             ---------
                                           $ 1,316,000
                                             =========

     As of February 3, 1995, the Company had federal tax net operating loss carryforwards of approximately $6,599,000 expiring in 2010, alternative minimum tax credit carryforwards of approximately $329,000 which are available to offset regular federal income taxes in the future until fully utilized, and targeted jobs credit carryforwards of approximately $178,000 expiring in 2006 through 2009.

     The Company recognized income tax benefits of approximately $19,000 and $633,000 relating to stock options exercised under the Company's Stock Option Plan during fiscal 1994 and 1993, respectively. The income tax benefits were credited to additional paid-in capital.

Note 7 - Commitments and Contingencies

     The Company leases the store facilities and the distribution warehouses used in its operations under operating leases. Most leases contain escalation clauses for real estate taxes, renewal options ranging from five to ten years and required additional payments based on percentages of sales (contingent rentals). Approximate future minimum lease payments (excluding renewal options) under leases having a remaining non-cancelable term in excess of 12 months as of February 3, 1995 are as follows:


        Year Ending
        -----------
           1996................................   $ 9,201,000
           1997................................     9,329,000
           1998................................     9,373,000
           1999................................     9,489,000
           2000................................     9,103,000
           2001 and subsequent.................   $29,912,000

Actual rental expense, including contingent rentals, was as follows:

Year Ended January 29, 1993....................   $ 7,755,000
Year Ended January 28, 1994....................    10,412,000
Year Ended February 3, 1995....................   $10,762,000


     Contingent rentals represented approximately 10% in the year ended January 29, 1993, 5% in year ended January 28, 1994 and 4% in the year ended February 3, 1995 of actual rent expense.

Note 8 - Related Party Transactions

     The Company had two store leases in force during fiscal 1995, 1994 and fiscal 1993 with Spigel Properties, the owner of which is a director of the Company. These leases expire at various periods through December 1999, provide for one five-year renewal option, have aggregate annual minimum rental of approximately $144,000 in fiscal 1996 and may require additional rental payments based on a percentage of sales. The Company paid an aggregate of approximately $136,000, $112,000 and $112,000 in minimum rental and approximately $14,000, $26,000 and $27,000 in percentage rental for these locations during fiscal 1995, 1994 and 1993, respectively.

     The law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. has regularly performed legal services as counsel to the Company. Cecil Schenker, a director of the Company, is the sole shareholder of Cecil Schenker, P.C., a partner with Akin, Gump, Strauss, Hauer & Feld, L.L.P.

     The investment firm of James M. Raines & Company, the owner of which is a director of the Company, performed consulting services in connection with the Company's Regulation S offering.

     Charles J. Fuhrmann II, a director of the Company, has performed certain financial and strategic advisory services for the Company.

Note 9 - Common Stock

     In November 1994, the Company received subscription to approximately 1,810,000 shares of Common Stock in a Regulation S offering to qualified investors. The Company received net proceeds of approximately $861,000 from the purchase of 310,000 shares and has a purchase agreement for 1,500,000 shares for which proceeds have not been received.

     On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc. v.
                                                       -----------------------
Banque Paribas (Suisse) S.A. Betafid, S.A., Yanni Koutsoubos, Andalucian Villas
- - -------------------------------------------------------------------------------
(Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis
- - -------------------------------------------------------------------------
Morris, Howard White, and Morris & Associates, Case No. SA-95-CA-0159] in United
- - ---------------------------------------------
States District Court in San Antonio, Texas against defaulting foreign purchasers in an international offering by the Company under Regulation S as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. A Regulation S offering of up to 2,000,000 shares of Common
Stock was commenced by the Company in October 1994 with the assistance of
Jefferies International, Ltd. as its selling agent. Two non-defaulting foreign institutional investors did purchase an aggregate of 310,000 shares in such offering in November 1994. The Company filed the lawsuit against Banque Paribas
(Suisse) S.A., Betafid, S.A., three offshore purchaser entities believed to be controlled by them and certain affiliated individuals in connection with the breach by certain of the defendants of their contractual obligation to purchase an aggregate of 1,500,000 shares of the Company's Common Stock at $3.65 per share pursuant to November 1994 signed purchase agreements. The lawsuit also includes securities fraud, fraud and conversion claims. The conversion claim relates to actions of the defendants in misappropriating and removing the shares from an escrow account with the purchasers' Toronto attorney, Morris &
Associates, even though the defendants have never paid for such shares. The shares had been issued into such escrow account for the purposes of authentication by Chase Manhattan Bank, N.A. on behalf of the purchasers and eventual release to the purchasers upon receipt by Morris & Associates of the proceeds for the shares on behalf of the Company. The defendants to date have not responded to the Company's demands for either the return of such shares or the agreed upon proceeds. The lawsuit has only recently been filed, and discovery has not commenced. The Company intends to vigorously prosecute such matter and to pursue all available avenues to obtain all appropriate remedies, including either the agreed upon proceeds for the shares, or the shares themselves, as well as the Company's actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a judgment against one or more defendants in this case, however, the collectibility of any such judgment is uncertain at this time. Until the matter has been resolved, the
Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. The related subscription receivable recorded in the accompanying consolidated balance sheet is based upon a share price of $2.94, the closing price of the Company's common stock on January 12,
1995 and the date the stock was removed from escrow. If the Company is unable to collect amounts due and the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the amount of the uncollected subscription receivable will be recorded in the consolidated financial statements. Damages awarded to the Company in excess of proceeds ultimately received for the issuance of these shares would be credited to earnings.

Note 10 - Stock Option Plan

     Under the Company's Stock Option Plan, as amended (the "Plan"), stock options may be granted to full-time employees, directors, advisors and outside consultants of the Company for the purchase of up to a maximum of 3,000,000 shares of common stock. Options (either incentive or non-qualified options) may be granted for a term not to exceed ten years. The exercise price of all incentive stock options must be at least equal to the fair market value of the common stock on the date of grant, or 110% of such fair market value with respect to any optionee who is more than a 10% stockholder of the Company's shares. Any non-qualified stock option issued pursuant to the Plan must be at an exercise price equal to at least 85% of the fair market value of the Company's common stock on the date of grant.

     The following table summarizes certain information regarding stock options granted under the Plan:

                                                                  Options
                                          Total          --------------------------
                                         Reserved        Outstanding    Exercisable
                                        ---------        -----------    -----------
Balances at February 1, 1992            2,612,350          972,850        15,350
 Granted at $12.75 to $28.00                               195,700
 Becoming exercisable                                                    209,000
 Exercised                               (112,000)        (112,000)     (112,000)
 Canceled                                                  (10,600)      (10,600)
                                        ---------        ---------      --------

Balances at January 29, 1993            2,500,350        1,045,950       101,750
 Granted at $6.13 to $12.50                                339,270
 Becoming exercisable                                                    306,700
 Exercised                                (31,850)         (31,850)      (31,850)
 Canceled                                                 (182,475)      (73,900)
                                        ---------        ---------      --------

Balances at January 28, 1994            2,468,500        1,170,895       302,700
 Granted at $2.75 to $4.94                                 273,250
 Becoming exercisable                                                    504,270
 Exercised                                 (7,500)          (7,500)       (7,500)
 Canceled                                                 (110,085)     (110,085)
                                        ---------        ---------      --------

Balances at February 3, 1995            2,461,000        1,326,560       689,385
                                        =========        =========      ========


In November 1994, the Company's Board of Directors effected a repricing of employee stock options at $4.125 per share effective December 5, 1994, excluding executives, directors, advisors and outside consultants.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Quarterly Financial Data (Unaudited)

                                                                                       Quarter Ended
                                                           -------------------------------------------------------------------
                                                           February 3,        October 28,           July 29,        April 29,
                                                              1995               1994                 1994            1994
                                                           -----------        -----------         -----------      -----------
Net Sales...............................................   $65,311,257        $45,693,006         $44,718,647      $45,820,223
Gross Profit............................................    20,013,626         16,008,292          14,479,342       15,482,040

Net Loss Applicable to Common stock.....................    (6,186,113)          (636,112)           (668,116)        (533,715)

Net Loss per share of Common stock......................   $      (.56)       $      (.06)        $      (.06)     $      (.05)

Average Common and Common Equivalent
 Shares Outstanding (1).................................    10,986,680         10,378,415          10,378,165       10,378,165

                                                                                        Quarter Ended
                                                             -------------------------------------------------------------------
                                                             January 28,        October 29,          July 30,         April 30,
                                                                1994               1993                1993             1993
                                                             -----------        -----------         -----------      -----------
Net Sales...............................................     $68,398,755        $45,384,918         $41,534,812      $44,270,071
Gross Profit............................................      20,490,383         14,721,015          11,852,460       14,740,770

Loss before cumulative effect of a change in
 accounting principle...................................        (377,430)          (721,065)         (3,345,369)      (1,068,397)

Net Loss applicable to common stock.....................        (377,430)          (721,065)         (3,345,369)      (4,471,982)

Loss per share of Common stock before cumulative
 effect of a change in accounting principle.............            (.04)              (.07)               (.32)            (.10)

Net Loss per share of Common stock......................     $      (.04)       $      (.07)        $      (.32)     $      (.42)

Average Common and Common Equivalent
 Shares Outstanding (1).................................      10,367,079         10,374,308          10,354,041       10,556,182


(1)  All per share and share data fully diluted

                                 EXHIBIT INDEX


                                                                      Page
                                                                      ----
Exhibit 4.1......................................................      45

Exhibit 10.8.....................................................      47

Exhibit 11.......................................................      57

Exhibit 23.......................................................      59