Form 10-K/A
period 1995-02-03
50 OFF STORES INC
filed 1995-06-05
CIK 735584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA


                          AMENDMENT NO. 1 TO FORM 10-K


                  AMENDMENT TO ANNUAL REPORT FILED PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


     50-Off Stores, Inc. hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended February 3, 1995 by adding the Part III, 10-K items omitted from its initial Form 10-K filing for such fiscal year in the expectation that they would have been included in the Registrant's definitive proxy statement filed by the date hereof.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are:

NAME                         AGE       POSITION(S) HELD/BUSINESS EXPERIENCE
- ---------------------------  ---  ----------------------------------------------

Charles M. Siegel             56  Chairman of the Board, President, and Chief
                                  Executive Officer.  A co-founder of the
                                  Company and has served as President and Chief
                                  Executive Officer of the Company since
                                  December of 1982, as a director since March
                                  1975, and as Chairman of the Board since
                                  March 1991.  Served in various executive
                                  capacities in the retail discount industry
                                  for over 35 years.

Joseph Lehrman                70  Secretary, Treasurer and Director.  A
                                  co-founder of the Company and has served as a
                                  Vice President and Treasurer of the Company
                                  since January 1976, as Secretary since
                                  September 1982, and as a  director since March
                                  1975.  Engaged in various executive
                                  capacities in the retail discount industry
                                  for  over 40 years.

Dennis Barringer              46  Executive Vice-President.  Served as Executive
                                  Vice-President since July 1993 and served as
                                  Director of  Stores since July 1992.  Joined
                                  the Company from McCrory Stores where he
                                  served as Vice President of Merchandise since
                                  December 1986.  Served as a District and
                                  Store Manager with  K-Mart from 1968 to 1986.

Allen Fields                  37  Vice-President - Store Operations.  Served as
                                  Vice-President - Store Operations since
                                  January 1995.  Joined the company from Hill
                                  Department Stores where he served as a
                                  District Manager since January 1994.  Served
                                  as a District Manager with McCrory Stores from
                                  May 1989 to December 1993, and from February
                                  1987 until April 1989 served as a Store
                                  Manager with Jamesway Corp.

Joe Goldstein                 48  Vice-President - Divisional Merchandise
                                  Manager (Softlines).  Served as
                                  Vice-President - Division Merchandise Manager
                                  (Softlines) since September 1993.  Served as
                                  Merchandise Manager for Value City from
                                  November 1992 to September 1993 and from
                                  April 1987 to November 1992, served as Vice
                                  President - General Merchandise Manager for
                                  Alden's.   Has over 20 years of retail
                                  experience, primarily in buying and general
                                  merchandising capacities.

Richard Kelly                 44  Vice-President - Distribution and
                                  Transportation.  Served as Vice-President -
                                  Distribution and Transportation since
                                  November 1994.  Joined the Company from
                                  Grossman's where he served as Logistics
                                  Facility Manager since January 1994.  Served
                                  as a management consultant for Center City
                                  Consolidators from January 1993 to December
                                  1993.  Served as Assistant Vice President,
                                  Distribution Services for T.J. Maxx, Inc.
                                  from October 1992 to December 1992.  Served as
                                  Director, Logistics Operations for
                                  Rent-A-Center Inc. from March 1991 to
                                  September 1992 and as General Manager of
                                  southwestern/western regional distribution
                                  from September 1988 to February 1991.

Pat L. Ross                   58  Vice-President - Chief Financial Officer.
                                  Served as a Vice President and Chief
                                  Financial Officer of the Company since August
                                  1989.  Served as Controller for Tuesday
                                  Morning, Inc. from February 1986 to July
                                  1989, a deep discount giftware retailer.   A
                                  Certified Public Accountant, was employed by
                                  a national accounting firm for five years and
                                  has served in various executive and financial
                                  capacities for over 32 years.





David Siegel                 49  Vice-President - Advertising and Public
                                 Relations. Served as Vice-President -
                                 Advertising and Public Relations of the
                                 Company since August 1984 and as Advertising
                                 Director since 1975.  David Siegel is the
                                 brother of Charles Siegel, president of the
                                 Company.

Doug Sims                    46  Vice-President - Loss Prevention and Internal
                                 Audit. Served as Vice-President - Loss
                                 Prevention and Internal Audit since March 1994
                                 and Director of Loss Prevention since June
                                 1990. Self-employed in polygraph/investigations
                                 for numerous retail corporations from July 1980
                                 to June 1990.

Roy E. Springer              46  Vice-President - Human Resources.  Served as
                                 Vice-President-Human Resources since July 1993
                                 and Director of Human Resources since 1989.
                                 Served as District Store Manager of the
                                 Company from 1988 until 1989.  Held various
                                 multiunit management positions for other retail
                                 organizations for 10 years prior to joining
                                 the Company.

Anthony Tramontano           61  Vice-President - Inventory Control. Served
                                 as Vice-President - Inventory Control since
                                 February 1995.  Served as Vice-President -
                                 Hardlines Merchandise since September 1983 and
                                 as merchandise manager for hardlines, linens
                                 and domestics since June 1979.  Served as buyer
                                 of all hardlines, linens and domestics from
                                 1975 to June 1979.  Has over 35 years of
                                 retail experience, primarily in buying and
                                 general merchandising capacities.

Ray Trevino                  50  Vice-President - Real Estate and Construction.
                                 Served as Vice-President Real Estate and
                                 Construction since February 1995.  Served as
                                 Vice-President - Store Operations of the
                                 Company since September 1989.  Served as
                                 District Manager for the Company's border
                                 stores from 1982 to 1989 and from 1975 to 1982
                                 served in various capacities for the Company
                                 at store level.

Charles J. Furhmann II       50  Director.  Has served as a director of the
                                 Company since October 1994.  Since May 1991,
                                 has been a private investor and independent,
                                 strategic and financial consultant to private
                                 and public companies.  See "Certain
                                 Relationships and Related Transactions."   From
                                 1978 through May 1991, was Vice President and
                                 Managing Director, Investment Banking of
                                 Merrill Lynch & Co., Inc., New York City, New
                                 York.

Michael Moffitt              57  Director. Has served as a director of the
                                 Company since August 1990. Since January 1994,
                                 has served as President of Travelfest
                                 Superstores, Inc. (a retail store for leisure
                                 travel). Served as President, Chief Operating
                                 Officer and Director of Tuesday Morning, Inc.,
                                 (a chain of deep discount retail stores
                                 specializing in home and gift products) from
                                 January 1985 until March 1989 and as Vice
                                 President - Buying for two years beginning in
                                 1983. Has almost 30 years of retail experience,
                                 primarily with department stores in various
                                 buying and general merchandising capacities.

James M. Raines              55  Director.  Has served as a director of the
                                 Company since March 1991. Since September
                                 1988, has been actively involved in
                                 investments in both private and public
                                 companies through his own investment firm,
                                 James M. Raines & Company.   See "Certain
                                 Relationships and Related Transactions."  From
                                 1985 through 1988, was Senior Vice President
                                 of Lovett, Mitchell Webb & Garrison, an
                                 investment banking firm in Houston, Texas.

Cecil Schenker               52  Director. Has served as a director since July
                                 1991.  Previously served as a director from
                                 October 1983 until July 1986.  A corporate
                                 securities attorney and the managing partner
                                 of the San Antonio, Texas office of the law
                                 firm of Akin, Gump, Strauss, Hauer &  Feld,
                                 L.L.P. of which he has been a partner, through
                                 his professional corporation, for more 10
                                 years.  Akin, Gump, Strauss, Hauer & Feld,
                                 L.L.P. has regularly performed legal services
                                 for the Company.  See "Certain Relationships
                                 and Related Transactions."   Serves as a
                                 director of Taco Cabana, Inc.  (a Mexican
                                 patio cafe chain).




Richard Sherman              51  Director.   Has served as a director since
                                 July 1991.  A retail consultant, has served as
                                 President and Chief Executive Officer of
                                 Rally's, Inc. (a fast-food restaurant chain)
                                 from September 1987 until January 1991.  From
                                 August 1989 until January 1991, served as
                                 Chairman of the Board of Rally's, Inc.  From
                                 April 1984 until April 1986, was President,
                                 Chief Operating Officer and Director of San
                                 Antonio based Church's Fried Chicken, Inc. (a
                                 fast-food restaurant chain) and from April 1986
                                 until July 1987 served as that company's Chief
                                 Executive Officer.  Serves as a member of the
                                 Board of Trustees of Paul Quinn College in
                                 Dallas, Texas and as a director of Reed's
                                 Jeweler's, Inc., Taco Cabana, Inc.  (a Mexican
                                 patio cafe chain) and Papa John's International
                                 Inc.

Stanley Spigel               49  Director.  Has served as a director since July
                                 1991.  Since 1980, has owned Spigel Properties
                                 which owns and manages over 3,000,000 square
                                 feet of shopping center space in Texas
                                 including certain space leased to the Company
                                 for two stores.  See "Certain Relationships
                                 and Related Transactions."  Serves as a member
                                 of the Board of First Interstate Bank San
                                 Antonio and is a member of the International
                                 Council of Shopping Centers.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires each director and executive officer of the Company, and each person who owns more than 10% of the Company's Common Stock to file by specific dates with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of change in ownership of Common Stock. Officers, directors and 10% stockholders are required by SEC Regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report in this report any failure of its directors, executive officers and 10% stockholders to file by the relevant due date any of these reports during the Company's fiscal year.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% stockholders were complied with for the fiscal year ended February 3, 1995.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and Executive Vice-President, the only executive officers earning compensation in excess of $100,000 in fiscal 1995 (collectively the "named executive officers").



                                                                        LONG-TERM  COMPENSATION
                                                                   ---------------------------------
                                                                     AWARDS                 PAYOUTS
                                                                   ---------------------------------
                                                                                           LONG-TERM
                                          ANNUAL COMPENSATION      RESTRICTED              INCENTIVE
                                          -------------------        STOCK                    PLAN       ALL OTHER
NAME AND PRINCIPAL               FISCAL     SALARY      BONUS       AWARD(S)     OPTIONS    PAYOUTS    COMPENSATION
    POSITION                      YEAR        ($)        ($)         ($)           (#)        ($)         ($) (1)
- -------------------------------------------------------------------------------------------------------------------
Charles M. Siegel                 1995      250,000          -            -           -           -            308
 Chairman, President and CEO      1994      250,000          -            -           -           -          1,444
                                  1993      250,000    100,000            -      40,000           -          3,857

Dennis Barringer                  1995      120,774          -            -      40,000           -              -
Executive Vice President          1994      102,885      5,592            -      20,000           -              -
                                  1993 (2)   46,042     10,000            -      15,000           -              -

     (1) Represents company matching contributions under the Company's Profit Sharing Plan and Trust.

     (2) Represents partial year compensation.


     Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for any named executive officer.

     The Company has a written employment agreement with Charles Siegel extending through February 2, 1996. Pursuant to the agreement, Mr. Siegel receives an annual base salary of $250,000 adjustable yearly to reflect consumer price index fluctuations, and an annual performance bonus equal to 2% of the Company's after-tax pre-dividend profit (excluding any extraordinary income). Effective February 4, 1995, Mr. Siegel agreed to reduce his annual base salary to $200,000 through February 2, 1996.

COMPENSATION OF DIRECTORS

     During the fiscal year ended February 3, 1995, the compensation to
independent directors was $700 per Board meeting attended.   Such directors have
also been compensated by way of stock option grants. See "Stock Option Plan." Compensation to independent directors serving on the Executive Committee was $1,000 per meeting attended per person (and $500 per telephone meeting in excess of two hours in duration).

STOCK OPTION PLAN

     Under the Company's Stock Option Plan (the "Option Plan"), stock options may be granted to full-time employees, directors, advisors and outside consultants of the Company for the purchase or acquisition of up to 3,000,000 shares of Common Stock in the aggregate. Shares that by reason of the expiration of an option (other than by reason of exercise) or which are no longer subject to purchase pursuant to an option granted under the Option Plan may be reoptioned thereunder. The Company's Compensation Committee (the "Committee") sets specific terms and conditions of options granted under the Option Plan and administers the Option Plan, as well as the Company's other employee benefit plans which may be in effect from time to time.

     Employees of the Company are eligible to receive either incentive stock options or nonqualified stock options or a combination of both, as the Committee determines. Non-employee participants may be granted only nonqualified stock options. Stock options may be granted for a term not to exceed ten years (five years with respect to a holder of 10% or more of the Company's shares in the case of an incentive stock option) and are not transferable other than by will or the laws of descent and distribution. Each option may be exercised within the term of the option pursuant to which it is granted, or within thirty days after the termination of employment of the optionee, or within one year after termination in case of termination because of death or disability, in each case to the extent the option was then exercisable.

     The exercise price of all incentive stock options must be at least equal to the fair market value of the Common Stock on the date of grant, or 110% of fair market value with respect to any incentive stock option issued to a holder of 10% or more of the Company's shares. Any nonqualified stock option to be issued pursuant to the Option Plan must be at an exercise price equal to at least 85% of the fair market value of the Company's Common Stock. Stock options may be exercised by payment in cash of the exercise price with respect to each share to be purchased, by delivering Common Stock of the Company already owned by such optionee with a market value equal to the exercise price, or by methods in which a concurrent sale of the acquired stock is arranged with the exercise price payable in cash from such sale proceeds, or by a combination of the foregoing methods.

     The Option Plan provides that each outside director would automatically receive a grant of 75,000 nonqualified stock options. In accordance with the terms of the Option Plan, in April 1991 all current outside directors, excluding
Mr. Furhmann, received options for 75,000 shares each.   Mr. Furhmann who joined
the Board in October 1994 also received options for 75,000 shares in accordance with the Option Plan. Subject to availability of shares allocated to the Option Plan and not already reserved for other outstanding stock options, outside directors who join the Board in the future will also receive a grant of options for 75,000 shares, vesting in the same manner as the prior awards, effective upon their appointment or election to the Board.

     Such directors' options vest ratably in five equal annual installments, with the first such installment vesting on the date of grant. Options granted to outside directors become exercisable in five equal annual installments commencing with the first anniversary following the date of grant through the sixth anniversary following the date of grant. Options, once granted and to the extent vested and exercisable, remain exercisable throughout their term, regardless of whether the holder continues as a director. The exercise price of the options is equal to 100% of the fair market value of the covered shares of Common Stock at the time of grant.

     If following five years of service as an outside director of the Company the director continues as such, then for each of the next five years for which such director serves he will be automatically granted in such year nonqualified stock options for an additional 15,000 shares. Such additional nonqualified options will be granted to each outside director on the business day following the next annual meeting of stockholders at which such a director is reelected following the expiration of the five-year period from the date of initial option grant. Such options will be granted at an exercise price equal to the then prevailing fair market value of the Company's common stock. Each such option will vest in full immediately and become exercisable on the first anniversary date following its grant, and will continue to be exercisable in whole or in part until the third anniversary of the grant date.

     The Option Plan terminates on August 28, 2000. The Board of Directors may, however, terminate the Option Plan at any time prior to such date. Termination of the Option Plan will not alter or impair, without the consent of the optionee, any of the rights or obligations pursuant to any option granted under the Option Plan.


     The Company repriced employee stock options (excluding executive officer, director, advisor and outside consultant options), at $4.125 per share effective December 5, 1994.

     As of May 5, 1995 stock options covering an aggregate of 1,325,185 shares of common stock were outstanding.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended February 3, 1995:


                                   OPTION GRANTS IN FISCAL 1995
                    ---------------------------------------------------------
                                                                                 POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL
                                                                                 RATES OF STOCK PRICE APPRECIATION FOR OPTION
                                                                                                   TERM (3)
                                                                                 --------------------------------------------
                                        % OF TOTAL
                                          OPTIONS
                                        GRANTED TO       EXERCISE
                       OPTIONS           EMPLOYEES        PRICE     EXPIRATION
NAME                 GRANTED (#) (1)  IN FISCAL 1995 (2)  ($/SH)       DATE               5%                     10%
- ------------------------------------------------------------------------------------------------------------------------------
Charles Siegel                   -                   -          -            -                      -                       -

Dennis Barringer            40,000                  15%     $4.13   10-18-2001                $67,200                $156,400


(1) Mr. Barringer's 40,000 options vest ratably in five equal annual installments beginning with the October 18, 1994 date of grant and become exercisabe one year after vesting.

(2) In fiscal 1995, options for an aggregate 175,000 were granted to executive officers, as a group; and options for an aggregate 98,250 shares were granted to employees and outside consultants, other than executive officers, as a group.

(3) The dollar amounts under these columns use the 5% and 10% rates of appreciation prescribed by the Securities and Exchange Commission.
          The 5% rate of appreciation would result in a per share price of $5.81. The 10% rate of appreciation would result in a per share price of $8.04. This presentation is not intended to forecast possible future appreciation of the Company's stock.

AGGREGATED OPTION EXERCISES IN LAST  FISCAL YEAR AND  FISCAL YEAR END  OPTION
VALUES

     The following table sets forth certain information concerning the value of unexercised options held by the named executive officers at February 3, 1995 (no options were exercised by such officers during the fiscal year ended on such date):



                        NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                       UNDERLYING UNEXERCISED           IN-THE-MONEY
                       OPTIONS AT FY-END (#)     OPTIONS AT FY-END ($) (1)
                       ----------------------    -------------------------

       Name          Exercisable  Unexercisable  Exercisable  Unexercisable

Charles M. Siegel     130,000      60,000            -              -

Dennis Barringer       16,000      59,000            -              -


(1) Values stated are based on the $2.875 closing price of the Company's Common Stock as reported on the NASDAQ national market system on February 3, 1995 and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year.

PROFIT SHARING PLAN AND TRUST

     The Company's Profit Sharing Plan and Trust (the "Profit Sharing Plan") was adopted effective April 1, 1990, and is intended to constitute a qualified cash or deferred profit sharing plan within the meaning of Section 401(a) and 401(k) of the Internal Revenue Code of 1986. The Profit Sharing Plan is subject to the Employee Retirement Income Security Act of 1974. All employees of the Company who have attained the age of 21, and, with respect to employees hired on or after April 1, 1990, who have also completed at least 1,000 hours of service in a 12-month period (a "year of service"), are eligible to participate. Each eligible employee is allowed to contribute up to 15% of his earnings as shown on the employee's W-2 form. Through February 1995, the Company matched 25% of the participating employees' contributions up to a maximum of 6% of the employees' earnings, and will determine any future matching after the financial results are known each year.

     All participating employees' contributions to the Profit Sharing Plan are at all times fully vested and nonforfeitable. Contributions made by the Company and credited to employees' accounts are vested 20% after two years of service, 40% after three years of service, 60% after four years of service, 80% after five years of service and 100% after six years of service, but all such Company contributions are fully vested and nonforfeitable upon (i) the employee's reaching the normal retirement age of 65, or (ii) the employee's death or disability prior to age 65, or (iii) termination of the Profit Sharing Plan. All forfeitures of non-vested Company contributions are reallocated to non-forfeiting participants' accounts.

     Participating employees may choose among alternative investment vehicles (Company Stock is not an option). Distributions may be made prior to normal retirement age upon showing of hardship. The annual benefits payable upon retirement at normal retirement age cannot be estimated due to the number of variables which operate under the Profit Sharing Plan. The Company made aggregate contributions of $33,575 to the Profit Sharing Plan during fiscal 1995, $67,998 during fiscal 1994 and $49,835 during fiscal 1993.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1995, Cecil Schenker, Richard Sherman and Stanley Spigel served on the Company's Compensation Committee.

     The Company has two real estate leases in force with Spigel Properties, whose owner is Stanley Spigel, a director of the Company and a member of the Company's Compensation Committee. The leases for such store locations cover an aggregate of approximately 47,000 square feet and expire at February 1999 and December 1999, provide for one five-year renewal option and an aggregate annual rental of approximately $144,000 in fiscal 1996. The leases also provide for percentage rental payments which, along with minimum rentals and the Company's pro-rata share of taxes, insurance and property maintenance, typically do not exceed 4% of sales. The Company paid an aggregate of $136,000 in minimum rental and an aggregate of $14,000 in percentage rental for these locations during fiscal 1995.

     During fiscal periods prior to August 1988, and again since February 1991, the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. has regularly performed legal services as counsel to the Company. Cecil Schenker, a director of the Company and a member of the Company's Compensation Committee, is the sole shareholder of Cecil Schenker, P.C., a partner with Akin, Gump, Strauss, Hauer & Feld, L.L.P.

     The Company believes that the abilities of Mr. Schenker and Mr. Spigel to make fair compensation decisions have not and will not be compromised by the relationships referred to above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The following table sets forth, the beneficial ownership (as defined by the rules of the Securities of Exchange Commission) of the Common Stock as of May 4, 1995 by each person known by the Company to be a beneficial owner of more than 5%, all directors, the named executive officers, and all directors and executive officers as a group.



                                           NUMBER OF SHARES    PERCENT OF
                  NAME                    BENEFICIALLY OWNED    CLASS (1)
Charles M. Siegel                          381,249 (2)          3.0%
Joseph Lehrman                             300,500 (2)          2.3%
Charles J. Furhmann II                        -0-                 *
Michael Moffitt                             61,250 (2)            *
James M. Raines                             45,000 (2)            *
Cecil Schenker                              60,000 (2)            *
Richard Sherman                             45,000 (2)            *
Stanley Spigel                              55,000 (2)            *
Dennis Barringer                            21,000 (2)            *
All executive officers and directors as
 a group (18 persons)                    1,135,549              8.8%




* Less than 1%

(1) This calculation is the quotient of: (a) the number of shares of Common Stock currently beneficially owned by the named individual or group, plus the number of shares of Common Stock, if any, for which options held by such person or group are currently exercisable or become exercisable within 60 days of May 4, 1995; divided by (b) the total number of shares of Common Stock outstanding and the number of shares of Common Stock, if any, for which options held by such person or group are currently exercisable or become exercisable within 60 days of May 4, 1995.

(2) Includes 160,000 shares, in the case of Mr. Siegel, 80,000 shares in the case of Mr. Lehrman, 60,000 shares in the case of Mr. Moffitt and Mr. Schenker, 55,000 shares in the case of Mr. Spigel, 45,000 shares in the case of Mr. Raines and Mr. Sherman and 21,000 shares in the case of Mr. Barringer which are issuable pursuant to presently exercisable options (or those exercisable within 60 days of May 4, 1995 ).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The investment firm of James M. Raines & Company, the owner of which is a director of the Company, performed consulting services for a fee in connection with the Company's Regulation S offering conducted during the fiscal year ended February 3, 1995.

     Charles J. Fuhrmann II, a director of the Company, performed certain financial and strategic advisory services for a fee during the fiscal year ended February 3, 1995 and will continue performing such services for a fee during fiscal year 1996.

     See "Compensation Committee Interlocks and Insider Participation" for certain relationships and related transactions.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      50-OFF STORES, INC.



                                      BY:  PAT L. ROSS
                                           ------------------------
                                           PAT L. ROSS, VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER


                                           Date:  June 5, 1995