Form 10-Q
period 1995-05-05
50 OFF STORES INC
filed 1995-06-19
CIK 735584

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  (MARK ONE)


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED  MAY 5, 1995.


                                      OR


            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NO.0-13076


                              50-OFF STORES, INC.


            DELAWARE                                     74-2640559
- - -------------------------------               -------------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION                       IDENTIFICATION NO.)


 8750 TESORO DRIVE, SAN ANTONIO, TEXAS                   78217-0555
- - ---------------------------------------        --------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                           TELEPHONE: (210) 805-9300
             ----------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED
 TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQURED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
 REQUIREMENTS FOR THE PAST 90 DAYS: YES  X   NO:
                                        ---     ---

                            ----------------------

12,188,415 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING AT MAY 5, 1995.

                            ----------------------

THERE ARE 18 PAGES IN THE SEQUENTIALLY NUMBERED, MANUALLY SIGNED ORIGINAL. THE
EXHIBIT INDEX IS LOCATED ON PAGE 16.

                                FORM 10-Q INDEX

                                                                            PAGE
                                                                            ----
                                    PART I

ITEM 1.   Financial Statements............................................    3

          Condensed Consolidated Balance Sheets, May 5, 1995 (unaudited),
          February 3, 1995 and April 29, 1994 (unaudited).................    3

          Condensed Consolidated Statements of Operations,
          thirteen weeks ended May 5, 1995 (unaudited),
          and  thirteen weeks ended April 29, 1994 (unaudited)............    5

          Condensed Consolidated Statements of Cash Flows,
          thirteen weeks ended  May 5, 1995 (unaudited),
          and thirteen weeks ended April 29, 1994 (unaudited).............    6

          Notes to Condensed Consolidated Financial Statements (unaudited)    8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   10


                                    PART II

ITEM 1.   Legal Proceedings...............................................   14

ITEM 2.   Changes in Securities...........................................   14

ITEM 3.   Defaults Upon Senior Securities.................................   14

ITEM 4.   Submission of Matters to a Vote of Security Holders.............   14

ITEM 5.   Other Information...............................................   14

ITEM 6.   Exhibits and Reports on Form 8-K................................   14

          Signatures......................................................   15

          Exhibit Index...................................................   16


                                    PART I


ITEM 1.   FINANCIAL STATEMENTS


                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS



                                    MAY 5, 1995   FEBRUARY 3, 1995  APRIL 29, 1994
                                    ------------  ----------------  ---------------
                                    (UNAUDITED)                       (UNAUDITED)
CURRENT ASSETS:
CASH AND CASH EQUIVALENTS           $ 2,764,560        $ 2,062,676     $ 2,531,372
ACCOUNTS RECEIVABLE                   2,164,599          1,645,303       3,430,217
MERCHANDISE INVENTORIES              34,735,075         31,679,738      35,983,778
PREPAID AND OTHER CURRENT ASSETS      1,284,047            717,561       2,145,635
                                    -----------        -----------     -----------
TOTAL CURRENT ASSETS                 40,948,281         36,105,278      44,091,002

PROPERTY AND
  EQUIPMENT-NET                      26,055,174         25,320,606      27,344,649

OTHER ASSETS                          1,175,548          1,250,043       1,324,364
                                    -----------        -----------     -----------

TOTAL ASSETS                        $68,179,003        $62,675,927     $72,760,015
                                    ===========        ===========     ===========




 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                          MAY 5, 1995   FEBRUARY 3, 1995   APRIL 29, 1994
                                          ------------  -----------------  ---------------
                                          (UNAUDITED)                        (UNAUDITED)
CURRENT LIABILITIES:

  NOTES PAYABLE-BANK                      $11,956,695        $ 6,955,025      $ 7,375,648
  ACCOUNTS PAYABLE-TRADE                   11,111,039         10,011,812       13,809,013
  ACCOUNTS PAYABLE-OTHER                    5,051,947          4,896,033        5,100,595
  ACCRUED EXPENSES AND
    OTHER CURRENT LIABILITIES               3,461,919          3,147,679        3,993,721
  CURRENT PORTION OF CLOSED STORE COSTS     1,217,025            747,502                -
  CURRENT PORTION OF  LONG-TERM DEBT        1,340,168          1,303,691        1,238,568
                                          -----------        -----------      -----------
TOTAL CURRENT LIABILITIES                  34,138,793         27,061,742       31,517,545

LONG-TERM DEBT                              4,778,284          5,069,201        6,055,360

CLOSED STORE COSTS                          1,387,000          1,987,692                -

COMMITMENTS AND
  CONTINGENCIES

STOCKHOLDERS' EQUITY:
  COMMON STOCK                                121,884            121,884          103,784
  ADDITIONAL PAID-IN
    CAPITAL                                36,022,389         36,022,389       31,188,915
  SUBSCRIPTION RECEIVABLE                  (3,991,050)        (3,991,050)               -
  RETAINED (DEFICIT) EARNINGS              (4,278,297)        (3,595,931)       3,894,411
                                          -----------        -----------      -----------
TOTAL STOCKHOLDERS'  EQUITY                27,874,926         28,557,292       35,187,110
                                          -----------        -----------      -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $68,179,003        $62,675,927      $72,760,015
                                          ===========        ===========      ===========




 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                      --------------------   --------------------
                                           MAY 5, 1995          APRIL 29, 1994
                                      --------------------   --------------------
NET SALES                                   $44,789,934            $45,820,223
COST OF SALES                                29,441,210             30,338,183
                                            -----------            -----------

GROSS PROFIT                                 15,348,724             15,482,040
                                            -----------            -----------

OPERATING EXPENSES:
 SELLING, ADVERTISING, GENERAL AND
   ADMINISTRATIVE                            14,957,818             15,181,395
 DEPRECIATION AND AMORTIZATION                  974,088                911,319
                                            -----------            -----------
TOTAL OPERATING EXPENSES                     15,931,906             16,092,714
                                            -----------            -----------

OTHER (INCOME) EXPENSE:
 INTEREST INCOME                                (27,196)               (23,632)
 INTEREST EXPENSE                               474,380                299,673
                                            -----------            -----------
TOTAL OTHER (INCOME) EXPENSE                    447,184                276,041
                                            -----------            -----------

LOSS BEFORE INCOME TAXES                     (1,030,366)              (886,715)



BENEFIT FROM INCOME TAXES                       348,000                353,000
                                            -----------            -----------

NET LOSS                                    $  (682,366)           $  (533,715)
                                            ===========            ===========

LOSS PER COMMON SHARE                             $(.06)                 $(.05)
                                            ===========            ===========
WEIGHTED AVERAGE SHARES                      12,188,415             10,378,165
                                            ===========            ===========




 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





                                               THIRTEEN WEEKS ENDED
                                          -------------------------------
                                          MAY 5, 1995     APRIL  29, 1994
                                          -----------     ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

NET  LOSS                                 $  (682,366)      $  (533,715)
ADJUSTMENTS TO RECONCILE NET LOSS
   TO  NET CASH USED IN OPERATING
    ACTIVITIES:
  DEPRECIATION AND AMORTIZATION               974,088           911,319
CHANGES IN ASSETS AND LIABILITIES:
  ACCOUNTS RECEIVABLE                        (519,296)         (442,888)
  MERCHANDISE INVENTORIES                  (3,055,337)       (4,519,930)
  PREPAID AND OTHER CURRENT ASSETS           (218,486)         (290,572)
  OTHER ASSETS                                 70,183            94,042
  ACCOUNTS PAYABLE-TRADE                    1,099,227        (1,410,812)
  ACCOUNTS PAYABLE-OTHER                      155,914          (589,821)
  DEFERRED INCOME TAX                        (348,000)         (352,999)
  ACCRUED EXPENSES AND OTHER
    CURRENT LIABILITIES                       314,240           591,485
  CLOSED STORE COSTS                         (131,169)                -
                                          -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES      (2,341,002)       (6,543,891)
                                          -----------       -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
CAPITAL EXPENDITURES                       (1,619,174)         (576,769)
                                          -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES      (1,619,174)         (576,769)
                                          -----------       -----------




 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)



                                               THIRTEEN WEEKS ENDED
                                        -------------------------------
                                         MAY 5, 1995     APRIL 29, 1994
                                        --------------   --------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
PROCEEDS FROM NOTES PAYABLE-BANK            16,269,883       19,303,691
PAYMENTS ON NOTES PAYABLE-BANK             (11,268,213)     (11,938,043)
PAYMENTS ON LONG-TERM DEBT                    (339,610)        (302,240)
NET PROCEEDS FROM ISSUANCE OF COMMON                 -           38,036
 STOCK                                    ------------     ------------

NET CASH PROVIDED BY FINANCING               4,662,060        7,101,444
 ACTIVITIES                               ------------     ------------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             701,884          (19,216)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                        2,062,676        2,550,588
                                          ------------     ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $  2,764,560     $  2,531,372
                                          ============     ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

   INTEREST                               $    474,380     $    285,037
   INCOME TAXES                                      -                -


SUPPLEMENTAL DISCLOSURES OF
  NON-CASH FINANCING ACTIVITIES:
  STORE EQUIPMENT LEASES CAPITALIZED      $     85,171                -





 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      50-OFF STORES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1: THE CONDENSED CONSOLIDATED BALANCE SHEET AT FEBRUARY 3, 1995 HAS BEEN CONDENSED FROM THE AUDITED CONSOLIDATED BALANCE SHEET AT FEBRUARY 3, 1995.

          THE CONDENSED CONSOLIDATED BALANCE SHEETS AT MAY 5, 1995 AND APRIL 29, 1994 AND THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND STATEMENTS OF CASH FLOWS FOR THE THIRTEEN WEEKS ENDED MAY 5, 1995 AND THE THIRTEEN WEEKS ENDED APRIL 29, 1994 HAVE BEEN PREPARED BY THE COMPANY WITHOUT AUDIT. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY THE CONDENSED CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS HAVE BEEN MADE. SUCH ADJUSTMENTS ARE OF A NORMAL AND RECURRING NATURE. THE RESULTS OF OPERATIONS FOR THE THIRTEEN WEEK PERIOD ENDED MAY 5, 1995 ARE NOT NECESSARILY INDICATIVE OF THE OPERATING RESULTS FOR A FULL YEAR OR OF FUTURE OPERATIONS.

          CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED. THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED FEBRUARY 3, 1995.

          CERTAIN RECLASSIFICATIONS HAVE BEEN MADE TO THE FISCAL 1995 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS TO CONFORM TO THE FISCAL 1996 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTE 2: IN ACCORDANCE WITH THE COMPANY'S STORE CONSOLIDATION PROGRAM THE COMPANY CLOSED NINE STORES IN FISCAL 1994, SEVEN STORES IN FISCAL 1995 AND WILL CLOSE 12 STORES DURING FISCAL 1996. THE STORE CONSOLIDATION PROGRAM INVOLVED EXITING CERTAIN SMALLER MARKETS WHICH PROVED UNABLE TO SUPPORT A STORE AND CERTAIN OTHER MARKETS IN WHICH IT WOULD HAVE BEEN COST PROHIBITIVE TO OPEN THE NUMBER OF STORES REQUIRED TO EFFECTIVELY DEVELOP SUCH MARKETS' POTENTIAL. AS OF JUNE 5, 1995, TEN OF THE TWELVE STORES SCHEDULED TO CLOSE IN FISCAL 1996 HAVE CLOSED. STORE CLOSING COSTS FOR THE 12 STORES TO BE CLOSED IN FISCAL 1996 OF APPROXIMATELY $4,942,000 WERE CHARGED TO FISCAL 1995 OPERATIONS. THE COMPANY HAD RECORDED APPROXIMATELY $2,735,000 OF LIABILITY ASSOCIATED WITH ESTIMATED MONTHLY LEASE PAYMENTS AND OTHER CLOSED STORE COSTS AS OF FEBRUARY 3, 1995.

          FOR THE THIRTEEN WEEKS ENDED MAY 5, 1995, APPROXIMATELY $131,000 OF LEASE PAYMENTS AND OTHER CLOSED STORE COSTS WERE PAID AND CHARGED AGAINST THE LIABILITY. THE REMAINING CLOSED STORE COSTS LIABILITY IS APPROXIMATELY $2,604,000 AS OF MAY 5, 1995 OF WHICH APPROXIMATELY $1,217,000, $905,000, $438,000 AND $44,000 ARE TO BE USED IN FISCAL
          YEARS 1996, 1997, 1998 AND 1999, RESPECTIVELY.

          THE 12 STORES TO BE CLOSED IN FISCAL 1996 CONTRIBUTED APPROXIMATELY $3,729,000 AND $3,049,000 OF NET SALES AND $273,000 OF OPERATING
          INCOME AND $167,000 OF OPERATING LOSS DURING THE THIRTEEN WEEKS ENDED MAY 5, 1995 AND APRIL 29, 1994, RESPECTIVELY, AND APPROXIMATELY $13,954,000 OF NET SALES AND $1,422,000 OF OPERATING LOSSES DURING THE FIFTY-THREE WEEKS ENDED FEBRUARY 3, 1995.

NOTE 3: A LOAN AGREEMENT WITH A FINANCIAL INSTITUTION PROVIDES THE COMPANY A LINE OF CREDIT THROUGH JANUARY 1997 OF UP TO $20,000,000 INCLUDING LETTERS OF CREDIT OF $4,000,000. BORROWINGS UNDER THE LINE ARE LIMITED TO A BORROWING BASE EQUAL TO THE LESSER OF, (I) 45% OF ELIGIBLE INVENTORY OR (II) 80% OF LIQUIDATION VALUE OF INVENTORY, BOTH MINUS A PERMANENT BLOCK OF $1,500,000. INTEREST UNDER THE LINE IS CHARGED ON FUNDS BORROWED AT THE LENDER'S PRIME RATE PLUS 1.75%. THE LENDER'S PRIME RATE AT MAY 5, 1995 WAS 9.0%. THE AGREEMENT CONTAINS VARIOUS RESTRICTIONS ON THE COMPANY, INCLUDING PROHIBITIONS ON THE PAYMENT OF COMMON STOCK DIVIDENDS, WITHOUT LENDER'S PERMISSION. THE AGREEMENT CONTAINS MINIMUM TANGIBLE NET WORTH, MINIMUM WORKING CAPITAL AND MINIMUM PRE-TAX PROFIT FINANCIAL COVENANTS AS AMENDED. THE LINE OF CREDIT IS SECURED BY INVENTORY, CERTAIN ACCOUNTS RECEIVABLE AND OTHER ASSETS. AT MAY 5, 1995, $11,956,695 WAS OUTSTANDING UNDER THE LINE OF CREDIT, AND APPROXIMATELY $367,000 IN IMPORT LETTERS OF CREDIT WERE OUTSTANDING.

NOTE 4: IN NOVEMBER 1994, THE COMPANY RECEIVED SUBSCRIPTIONS TO APPROXIMATELY 1,810,000 SHARES OF COMMON STOCK IN A REGULATION S OFFERING TO QUALIFIED INVESTORS. THE COMPANY RECEIVED NET PROCEEDS OF APPROXIMATELY $861,000 FROM THE PURCHASE OF 310,000 SHARES AND HAS A PURCHASE AGREEMENT FOR 1,500,000 SHARES FOR WHICH PROCEEDS HAVE NOT BEEN RECEIVED.

          ON FEBRUARY 21, 1995, THE COMPANY FILED A LAWSUIT [50-OFF STORES, INC.
          V. BANQUE PARIBAS (SUISSE) S.A. BETAFID, S.A., YANNI KOUTSOUBOS, ANDALUCIAN VILLAS (FORTY EIGHT) LIMITED, ARNASS LIMITED, BROCIMAST ENTERPRISES LTD., DENNIS MORRIS, HOWARD WHITE, AND MORRIS & ASSOCIATES, CASE NO. SA-95-CA-0159] IN UNITED STATES DISTRICT COURT IN SAN ANTONIO, TEXAS AGAINST DEFAULTING FOREIGN PURCHASERS IN AN INTERNATIONAL OFFERING BY THE COMPANY UNDER REGULATION S AS PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES ACT OF 1933, AS AMENDED. A REGULATION S OFFERING OF UP TO 2,000,000 SHARES OF COMMON STOCK WAS COMMENCED BY THE COMPANY IN OCTOBER 1994 WITH THE ASSISTANCE OF JEFFERIES INTERNATIONAL, LTD. AS ITS SELLING AGENT. TWO NON-DEFAULTING FOREIGN INSTITUTIONAL INVESTORS DID PURCHASE AN AGGREGATE OF 310,000 SHARES IN SUCH OFFERING IN NOVEMBER 1994. THE COMPANY FILED THE LAWSUIT AGAINST BANQUE PARIBAS (SUISSE) S.A., BETAFID, S.A., THREE OFFSHORE PURCHASER ENTITIES BELIEVED TO BE CONTROLLED BY THEM AND CERTAIN AFFILIATED INDIVIDUALS IN CONNECTION WITH THE BREACH BY CERTAIN OF THE DEFENDANTS OF THEIR CONTRACTUAL OBLIGATION TO PURCHASE AN AGGREGATE OF 1,500,000 SHARES OF THE COMPANY'S COMMON STOCK AT $3.65 PER SHARE PURSUANT TO NOVEMBER 1994 SIGNED PURCHASE AGREEMENTS. THE LAWSUIT ALSO INCLUDES SECURITIES FRAUD, FRAUD AND CONVERSION CLAIMS. THE CONVERSION CLAIM RELATES TO ACTIONS OF THE DEFENDANTS IN MISAPPROPRIATING AND REMOVING THE SHARES FROM AN ESCROW ACCOUNT WITH THE PURCHASERS' TORONTO ATTORNEY, MORRIS & ASSOCIATES, EVEN THOUGH THE DEFENDANTS HAVE NEVER PAID FOR SUCH SHARES. THE SHARES HAD BEEN ISSUED INTO SUCH ESCROW ACCOUNT FOR THE PURPOSES OF AUTHENTICATION BY CHASE MANHATTAN BANK, N.A. ON BEHALF OF THE PURCHASERS AND EVENTUAL RELEASE TO THE PURCHASERS UPON RECEIPT BY MORRIS & ASSOCIATES OF THE PROCEEDS FOR THE SHARES ON BEHALF OF THE COMPANY. THE DEFENDANTS TO DATE HAVE NOT RESPONDED TO THE COMPANY'S DEMANDS FOR EITHER THE RETURN OF SUCH SHARES OR THE AGREED UPON PROCEEDS. DISCOVERY HAS NOT COMMENCED. THE COMPANY INTENDS TO VIGOROUSLY PROSECUTE SUCH MATTER AND TO PURSUE ALL AVAILABLE AVENUES TO OBTAIN ALL APPROPRIATE REMEDIES, INCLUDING EITHER THE AGREED UPON PROCEEDS FOR THE SHARES, OR THE SHARES THEMSELVES, AS WELL AS THE COMPANY'S ACTUAL AND PUNITIVE DAMAGES. THE COMPANY, BASED UPON ADVICE OF COUNSEL, BELIEVES THAT IT WILL OBTAIN A JUDGMENT AGAINST ONE OR MORE DEFENDANTS IN THIS CASE, HOWEVER, THE COLLECTIBILITY OF ANY SUCH JUDGMENT IS UNCERTAIN AT THIS TIME. UNTIL THE MATTER HAS BEEN RESOLVED, THE COMPANY

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     THE FIVE STORES OPENED DURING THE COMPANY'S FIRST FISCAL QUARTER ENDED
MAY 5, 1995 WERE ALL IN EXISTING MARKETS: SAN ANTONIO, TEXAS; CHARLOTTE, NORTH CAROLINA; ALBUQUERQUE, NEW MEXICO; NEW ORLEANS, LOUISIANA AND ATLANTA, GEORGIA. SEVEN STORES WERE CLOSED DURING THE FIRST FISCAL QUARTER, IN: GADSDEN, ALABAMA; NOGALES, ARIZONA; ALBANY, GEORGIA; MARIETTA, GEORGIA; LAFAYETTE, LOUISIANA; SAINT PETERS, MISSOURI; AND EL PASO, TEXAS. IN MAY 1995, THE COMPANY CLOSED THREE ADDITIONAL STORES, IN: DAYTONA BEACH, FLORIDA; SAINT ANN, MISSOURI; AND DALLAS, TEXAS.





                               NUMBER OF STORES
                            --------------------------
                            FISCAL 1996*   FISCAL 1995
                            ------------   -----------
BEGINNING OF YEAR                    109           111
FIRST QUARTER ADDITIONS                5             3
FIRST QUARTER CLOSINGS                (7)           (1)
SECOND QUARTER ADDITIONS               -             -
SECOND QUARTER CLOSINGS               (3)           (3)
THIRD QUARTER ADDITIONS                -             1
THIRD QUARTER CLOSINGS                 -            (1)
FOURTH QUARTER ADDITIONS               -             1
FOURTH QUARTER CLOSINGS                -            (2)
                                     ---           ---
YEAR END OF PERIOD                   104           109



*THROUGH JUNE 5, 1995.


    THE WEIGHTED AVERAGE NUMBER OF STORES OPEN DURING THE FISCAL 1996 THIRTEEN WEEK PERIOD WAS 109.6 COMPARED TO 112.8 DURING THE COMPARABLE FISCAL 1995 PERIOD, A 2.8% DECREASE.

RESULTS OF OPERATIONS

THE FOLLOWING TABLES SET FORTH (I) CERTAIN ITEMS IN THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AS A PERCENTAGE OF NET SALES FOR THE PERIODS INDICATED, AND (II) THE PERCENTAGE CHANGE IN SUCH ITEMS FROM THE PRIOR PERIOD.


                                             PERCENTAGE OF NET SALES
                                          ------------------------------
                                               THIRTEEN WEEKS ENDED
                                          ------------------------------
                                          MAY 5, 1995    APRIL 29, 1994
                                          -----------   ----------------
NET SALES...............................        100.0%           100.0%
                                                -----            -----
COST OF SALES...........................         65.7             66.2
SELLING, ADVERTISING, GENERAL AND
 ADMINISTRATIVE.........................         33.4             33.1
DEPRECIATION AND AMORTIZATION...........          2.2              2.0
                                                -----            -----
 TOTAL..................................        101.3            101.3
OTHER EXPENSE, NET......................          1.0               .6
                                                -----            -----
TOTAL EXPENSES..........................        102.3            101.9
                                                -----            -----
LOSS BEFORE INCOME TAXES................         (2.3)            (1.9)
BENEFIT FROM INCOME TAXES...............           .8               .8
NET LOSS................................        (1.5)%           (1.1)%
                                                =====            =====





                                                 PERCENTAGE CHANGE
                                        --------------------------------
                                                  13 WEEKS ENDED
                                              MAY 5, 1995 COMPARED TO
                                          13 WEEKS ENDED  APRIL 29, 1994
                                        --------------------------------

NET SALES.............................                 (2.3)%
COST OF SALES.........................                 (3.0)
SELLING, ADVERTISING, GENERAL AND
 ADMINISTRATIVE.......................                 (1.5)
DEPRECIATION AND AMORTIZATION.........                  6.9
OTHER EXPENSE, NET....................                 62.0
LOSS BEFORE INCOME TAXES..............                 16.2
BENEFIT FROM INCOME TAXES.............                 (1.4)
NET LOSS..............................                 27.9


THIRTEEN WEEKS ENDED MAY 5, 1995 COMPARED TO THIRTEEN WEEKS ENDED APRIL 29,
1994:

     THE NET SALES DECREASE OF 2.3% FOR THE THIRTEEN WEEKS ENDED MAY 5, 1995 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 29, 1994 IS ATTRIBUTABLE TO A 2.8% DECREASE IN THE WEIGHTED AVERAGE NUMBER OF STORES IN OPERATION AND A 3.9% DECREASE IN COMPARABLE STORE SALES (STORES CLOSED DURING THE PERIOD ARE NOT INCLUDED IN COMPARABLE STORE NET SALES). THESE DECREASES WERE PARTIALLY OFFSET BY APPROXIMATELY $500,000 OF INCREASED NET SALES PERTAINING TO LIQUIDATIONS OF INVENTORY AT TEN STORES IN THE PROCESS OF CLOSING DURING THE THIRTEEN WEEKS ENDED MAY 5, 1995. EXCLUDING THE COMPANY'S 13 TEXAS/MEXICO BORDER STORES (WHICH HAVE BEEN ADVERSELY AFFECTED BY THE PESO DEVALUATION SINCE DECEMBER 1994), NET SALES ON A COMPARABLE STORE BASIS INCREASED 3.3% FOR THE THIRTEEN WEEKS ENDED MAY 5, 1995.

     COST OF SALES AS A PERCENTAGE OF NET SALES DECREASED FROM 66.2% FOR THE THIRTEEN WEEKS ENDED APRIL 29, 1994 TO 65.7% FOR THE THIRTEEN WEEKS ENDED MAY 5, 1995, DUE PRIMARILY TO A HIGHER INITIAL MARK-UP ON MERCHANDISE.

     SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED FROM 33.1% OF NET SALES FOR THE THIRTEEN WEEKS ENDED APRIL 29, 1994 TO 33.4% OF NET SALES FOR THE THIRTEEN WEEKS ENDED MAY 5, 1995. THE INCREASE IS PRIMARILY ATTRIBUTABLE TO PRE-OPENING STORE COSTS. IN THE THIRTEEN WEEKS ENDED MAY 5, 1995, THE COMPANY OPENED FIVE STORES AS COMPARED TO THREE FOR THE COMPARABLE PERIOD OF THE PRIOR YEAR.

     DEPRECIATION AND AMORTIZATION INCREASED BY 6.9% IN THE THIRTEEN WEEKS ENDED MAY 5, 1995 COMPARED TO THE COMPARABLE PERIOD OF THE PRIOR YEAR, DUE PRIMARILY TO THE INCREASED NUMBER OF THE COMPANY'S STORES HAVING A FULL QUARTER OF DEPRECIATION IN THE FISCAL 1995 THIRTEEN WEEK PERIOD AS COMPARED TO THE COMPARABLE PERIOD OF THE PRIOR YEAR.

     OTHER EXPENSE, NET INCREASED TO APPROXIMATELY $447,000 IN THE THIRTEEN WEEKS ENDED MAY 5, 1995 COMPARED TO APPROXIMATELY $276,000 IN THE COMPARABLE PERIOD OF THE PRIOR YEAR, DUE PRIMARILY TO INCREASED INTEREST EXPENSE ATTRIBUTABLE TO A HIGHER INTEREST RATE AND INCREASED BORROWINGS UNDER THE COMPANY'S LINE OF CREDIT.

     THE INCREASE IN THE COMPANY'S LOSS BEFORE INCOME TAXES FOR THE THIRTEEN WEEKS ENDED MAY 5, 1995 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 29, 1994 IS PRIMARILY DUE TO INCREASED INTEREST EXPENSE ATTRIBUTABLE TO A HIGHER INTEREST RATE AND INCREASED BORROWINGS UNDER THE COMPANY'S LINE OF CREDIT.

LIQUIDITY AND CAPITAL RESOURCES

     THE COMPANY'S CASH ON HAND AND BORROWINGS UNDER ITS LINE OF CREDIT PROVIDED FUNDS FOR OPERATING ACTIVITIES OF APPROXIMATELY $2,341,000, WHICH WAS PRIMARILY AN INCREASE IN INVENTORIES NECESSARY FOR THE SPRING/EASTER SEASON AND MERCHANDISE FOR FIVE NEW STORES OPENED DURING THE PERIOD AND APPROXIMATELY $1,619,000 FOR FUNDING OF CAPITAL EXPENDITURES RELATED PRIMARILY TO THE FIVE NEW STORES. AS OF MAY 5, 1995, THE COMPANY HAD APPROXIMATELY $886,000 AVAILABLE FOR USE UNDER ITS LINE OF CREDIT. SEE NOTE 3 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     THERE ARE NO OTHER STORE OPENINGS PLANNED FOR FISCAL 1996. ONE STORE IS SCHEDULED TO OPEN IN APRIL 1996 IN ATLANTA, GEORGIA, AN EXISTING MARKET.

     CLOSED STORE COSTS LIABILITY OF APPROXIMATELY $2,604,000 PERTAINS TO THE TEN STORES CLOSED AND TWO STORES TO BE CLOSED IN FISCAL 1996 AND INCLUDES PRIMARILY ESTIMATED LEASE PAYMENTS TO BE DISBURSED OVER AN ESTIMATED FOUR YEAR
PERIOD:  APPROXIMATELY $1,217,000, $905,000, $438,000 AND $44,000 IN FISCAL
1996, 1997, 1998 AND 1999, RESPECTIVELY.

     AS DISCUSSED IN ITEM 1, PART II OF THIS FORM 10-Q, THE COMPANY HAS FILED A LAWSUIT RELATED TO CERTAIN PARTIES' BREACHES OF CONTRACTUAL OBLIGATIONS TO PURCHASE 1,500,000 SHARES OF THE COMPANY'S COMMON STOCK AND ACTIONS IN MISAPPROPRIATING AND REMOVING THESE SHARES FROM AN ESCROW ACCOUNT PRIOR TO PAYMENT FOR SUCH SHARES. THE COMPANY INTENDS TO VIGOROUSLY PROSECUTE THIS MATTER AND TO PURSUE ALL AVAILABLE AVENUES TO EFFECT EITHER THE RECEIPT OF PAYMENT FOR SUCH SHARES OR THE RETURN OF THE SHARES THEMSELVES, PLUS ACTUAL AND PUNITIVE DAMAGES. THE COMPANY, BASED UPON ADVICE OF COUNSEL, BELIEVES THAT IT WILL OBTAIN A JUDGMENT AGAINST ONE OR MORE DEFENDANTS IN THIS CASE; HOWEVER, THE COLLECTIBILITY OF ANY SUCH JUDGMENT IS UNCERTAIN AT THIS TIME.

     THE COMPANY BELIEVES ITS OPERATING CASH FLOW, ITS LINE OF CREDIT AND ITS CASH ON HAND WILL BE ADEQUATE TO FINANCE ITS OPERATIONS THROUGH FISCAL 1996.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

     SEE NOTE 4 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS REGARDING LAWSUIT FILED IN FEBRUARY 1995. SUCH LAWSUIT WAS ALSO REPORTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1995, AND IN A CURRENT REPORT ON FORM 8-K. THERE HAVE BEEN NO MATERIAL DEVELOPMENTS WITH REGARD TO THE LAWSUIT SINCE THE FILING OF THOSE REPORTS.


     THE COMPANY IS A PARTY TO CERTAIN OTHER LEGAL PROCEEDINGS ARISING IN THE ORDINARY COURSE OF BUSINESS, NONE OF WHICH ARE BELIEVED TO BE MATERIAL.


ITEM 2.  CHANGES IN SECURITIES

     NOT APPLICABLE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NOT APPLICABLE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE.


ITEM 5.  OTHER INFORMATION

     THE REGISTRANT REPORTS NO INFORMATION, NOT PREVIOUSLY REPORTED IN A REPORT ON FORM 8-K, IN LIEU OF FILING A REPORT ON FORM 8-K WITH RESPECT TO SUCH INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:
     EXHIBIT 15 - REVIEW REPORT OF DELOITTE & TOUCHE LLP

     NO OTHER EXHIBITS ARE REQUIRED TO BE FILED BY THE REGISTRANT UNDER ITEM 601 OF REGULATION S-K WITH THIS REPORT ON FORM 10-Q.

(B)  REPORTS ON FORM 8-K.

     FORM 8-K WAS FILED ON APRIL 12, 1995, TO REPORT A PETITION FILED IN THE MATTER OF 50-OFF STORES, INC., (PLAINTIFF) VS. BANQUE PARIBAS (SUISSE) S.A., BETAFID, S.A., YANNI KOUTSOUBOS, ANDALUCIAN VILLAS (FORTY EIGHTY) LIMITED, ARNASS LIMITED, BROCIMAST ENTERPRISES LTD., DENNIS MORRIS, HOWARD WHITE AND MORRIS & ASSOCIATES, (DEFENDANTS).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED:



                                         50-OFF STORES, INC.



                                         BY:CHARLES M. SIEGEL
                                            --------------------------------
                                            CHARLES M. SIEGEL, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER



                                         BY:PAT L. ROSS
                                            --------------------------------
                                            PAT L. ROSS, VICE-PRESIDENT
                                            CHIEF FINANCIAL OFFICER



                                         BY:JAMES G. SCOGIN
                                            --------------------------------
                                            JAMES G. SCOGIN, CONTROLLER AND
                                            CHIEF ACCOUNTING OFFICER

                                 EXHIBIT INDEX





                                                                          PAGE
                                                                          ----
EXHIBIT 15...........................................................      17
