Form 10-Q
period 1995-08-04
50 OFF STORES INC
filed 1995-09-18
CIK 735584

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  (MARK ONE)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 1995.
                                               --------------

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO.0-13076
                                             -------

                              50-OFF STORES, INC.

                DELAWARE                                      74-2640559
----------------------------------------                  -------------------
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION                        IDENTIFICATION NO.)

 8750 TESORO DRIVE, SAN ANTONIO, TEXAS                           78217
----------------------------------------                  -------------------
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
                                       ---    ---

                     ------------------------------------

12,200,915 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING AT AUGUST 4, 1995.

                     ------------------------------------

THERE ARE 19 PAGES IN THE SEQUENTIALLY NUMBERED, MANUALLY SIGNED ORIGINAL. THE
EXHIBIT INDEX IS LOCATED ON PAGE 17.
                                 --

                                FORM 10-Q INDEX

                                                                                      PAGE
                                          PART I
ITEM 1.   FINANCIAL STATEMENTS.......................................................   3

          CONDENSED CONSOLIDATED BALANCE SHEETS, AUGUST 4, 1995 (UNAUDITED),
          FEBRUARY 3, 1995 AND JULY 29, 1994 (UNAUDITED).............................   3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, THIRTEEN AND TWENTY-SIX
          WEEKS ENDED AUGUST 4, 1995 (UNAUDITED), AND  THIRTEEN AND TWENTY-SIX
          WEEKS ENDED JULY 29, 1994 (UNAUDITED)......................................   5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
          TWENTY-SIX WEEKS ENDED AUGUST 4, 1995 (UNAUDITED), AND TWENTY-SIX
          WEEKS ENDED JULY 29, 1994 (UNAUDITED)......................................   6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)...........   8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS........................................  10

                                         PART II

ITEM 1.   LEGAL PROCEEDINGS..........................................................  15

ITEM 2.   CHANGES IN SECURITIES......................................................  15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................................  15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................  15

ITEM 5.   OTHER INFORMATION..........................................................  15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................................  15

          SIGNATURES.................................................................  16

          EXHIBIT INDEX..............................................................  17

                                    PART I

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                        AUGUST 4, 1995   FEBRUARY 3, 1995   JULY 29, 1994
                                        --------------   ----------------   -------------
CURRENT ASSETS:

CASH AND CASH EQUIVALENTS                 $ 2,932,822       $ 2,062,676      $ 2,212,504

ACCOUNTS RECEIVABLE                         3,380,276         1,645,303        4,034,629

MERCHANDISE INVENTORIES                    34,859,992        31,679,738        35,748,710

PREPAID AND OTHER CURRENT                   1,579,697           717,561         2,754,917
 ASSETS                                   -----------       -----------       -----------

TOTAL CURRENT ASSETS                      42,752,787        36,105,278        44,750,760

PROPERTY AND
 EQUIPMENT-NET                             25,928,586        25,320,606        26,856,463

OTHER ASSETS                                1,078,657         1,250,043         1,153,164

TOTAL ASSETS                              $69,760,030       $62,675,927       $72,760,387
                                          ===========       ===========       ===========




SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  FEBRUARY 3,
                                 AUGUST 4, 1995      1995        JULY 29, 1994
                                 --------------   -----------    -------------



CURRENT LIABILITIES:

  NOTES PAYABLE-BANK                $13,887,458   $ 6,955,025     $ 9,492,318

  ACCOUNTS PAYABLE-TRADE             13,251,777    10,011,812      14,662,606

  ACCOUNTS PAYABLE-OTHER              4,377,462     4,896,033       3,661,583

  ACCRUED EXPENSES AND
    OTHER CURRENT LIABILITIES         2,923,411     3,147,679       3,432,746

  CURRENT PORTION OF CLOSED
    STORE COSTS                         760,040       747,502               -

 CURRENT PORTION OF LONG-TERM
    DEBT                              1,366,059     1,303,691       1,259,826
                                    -----------   -----------     -----------

TOTAL CURRENT
   LIABILITIES                       36,566,207    27,061,742      32,509,079



LONG-TERM DEBT                        4,454,344     5,069,201       5,732,315



CLOSED STORE COSTS                    1,420,000     1,987,692               -


COMMITMENTS AND
   CONTINGENCIES


 STOCKHOLDERS' EQUITY:

  COMMON STOCK                          121,884       121,884         103,784

  ADDITIONAL PAID-IN CAPITAL         36,022,389    36,022,389      31,188,915

  SUBSCRIPTION RECEIVABLE            (3,991,050)   (3,991,050)              -

  RETAINED (DEFICIT) EARNINGS        (4,833,744)   (3,595,931)      3,226,294
                                    -----------   -----------     -----------

TOTAL STOCKHOLDERS' EQUITY           27,319,479    28,557,292      34,518,993
                                    -----------   -----------     -----------


TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY               $69,760,030   $62,675,927     $72,760,387
                                    ===========   ===========     ===========


 SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                           -------------------------   ------------------------
                                             AUGUST 4,    JULY 29,      AUGUST 4,      JULY 29,
                                               1995         1994          1995           1994
                                           -----------   -----------   -----------   -----------
NET SALES                                  $41,947,203   $44,718,647   $87,006,477   $90,538,870
COST OF SALES                               27,727,578    30,239,305    57,438,128    60,577,488
                                           -----------   -----------   -----------   -----------

GROSS PROFIT                                14,219,625    14,479,342    29,568,349    29,961,382
                                           -----------   -----------   -----------   -----------
OPERATING EXPENSES:
 SELLING, ADVERTISING, GENERAL
    AND ADMINISTRATIVE                      13,591,083    14,214,471    28,548,901    29,395,866
 DEPRECIATION AND  AMORTIZATION                989,239       905,556     1,963,327     1,816,875
                                           -----------   -----------   -----------   -----------
TOTAL OPERATING EXPENSES                    14,580,322    15,120,027    30,512,228    31,212,741
                                           -----------   -----------   -----------   -----------

OTHER EXPENSE (INCOME):

   INTEREST INCOME                             (27,550)      (29,755)      (54,746)      (53,387)

   INTEREST EXPENSE                            512,300       403,986       986,680       703,659
                                           -----------   -----------   -----------   -----------

TOTAL OTHER EXPENSE (INCOME)                   484,750       374,281       931,934       650,272
                                           -----------   -----------   -----------   -----------

LOSS BEFORE  INCOME TAXES                     (845,447)   (1,014,916)   (1,875,813)   (1,901,631)

BENEFIT FROM  INCOME TAXES                     290,000       346,800       638,000       699,800
                                           -----------   -----------   -----------   -----------

NET LOSS                                   $  (555,447)  $  (668,116)  $(1,237,813)  $(1,201,831)
                                           ===========   ===========   ===========   ===========

LOSS PER COMMON SHARE                      $      (.05)  $      (.06)  $      (.10)  $      (.12)
                                           ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES                     12,200,915    10,378,165    12,200,915    10,378,291
                                           ===========   ===========   ===========   ===========

   SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           TWENTY-SIX WEEKS ENDED
                                                      -------------------------------
                                                      AUGUST 4, 1995    JULY 29, 1994
                                                      --------------    -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:

NET LOSS                                                  (1,237,813)    $(1,201,831)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH USED IN OPERATING  ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                           1,963,327       1,816,875

   DEFERRED INCOME TAX                                      (638,000)       (699,800)

CHANGES IN ASSETS AND LIABILITIES:

  ACCOUNTS RECEIVABLE                                     (1,734,973)     (1,047,300)

  MERCHANDISE INVENTORIES                                 (3,180,254)     (4,284,862)

  PREPAID AND OTHER CURRENT ASSETS                          (224,136)       (557,321)

  OTHER ASSETS                                               164,504         266,068

  ACCOUNTS PAYABLE-TRADE                                   3,239,965        (557,219)

  ACCOUNTS PAYABLE-OTHER                                    (518,871)     (2,028,833)

  ACCRUED EXPENSES AND OTHER
   CURRENT LIABILITIES                                      (224,268)         30,510

  CLOSED STORE COSTS                                        (555,154)              -
                                                          ----------     -----------

  NET CASH USED IN OPERATING ACTIVITIES                   (2,945,373)     (8,263,713)
                                                          ----------     -----------


CASH FLOWS FROM INVESTING
   ACTIVITIES:

CAPITAL EXPENDITURES                                      (2,564,425)       (990,697)
                                                          ----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                     (2,564,425)       (990,697)
                                                          ----------     -----------




SEE ACCOMPANYING NOTES TO THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)




                                                           TWENTY-SIX WEEKS ENDED
                                                       -------------------------------
                                                       AUGUST 4, 1995    JULY 29, 1994
                                                       --------------    -------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

PROCEEDS FROM REVOLVING DEBT                              28,648,015      34,204,895

PAYMENTS ON REVOLVING  DEBT                              (21,715,582)    (24,722,577)

PAYMENTS ON LONG-TERM DEBT                                  (552,489)       (604,027)

NET PROCEEDS FROM ISSUANCE OF COMMON STOCK                         -          38,035
                                                       -------------   -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  6,379,944       8,916,326
                                                       -------------   -------------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                            870,146        (338,084)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                       2,062,676       2,550,588
                                                       -------------   -------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                           $  2,932,822    $  2,212,504
                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF

  CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:

   INTEREST                                             $    986,680    $    652,982

   INCOME TAXES                                                    -               -




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

          THE CONDENSED CONSOLIDATED BALANCE SHEETS AT AUGUST 4, 1995 AND
          JULY 29, 1994 AND THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CASH FLOWS FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 1995 AND THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 1994 HAVE BEEN PREPARED BY THE COMPANY WITHOUT AUDIT. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY THE CONDENSED CONSOLIDATED FINANCIAL POSITION, RESULTS OF OPERATIONS AND CASH FLOWS HAVE BEEN MADE. SUCH ADJUSTMENTS ARE OF A NORMAL AND RECURRING NATURE. THE RESULTS OF OPERATIONS FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED AUGUST 4, 1995 ARE NOT NECESSARILY INDICATIVE OF THE OPERATING RESULTS FOR A FULL YEAR OR OF FUTURE OPERATIONS.

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

NOTE 2:   IN ACCORDANCE WITH THE COMPANY'S STORE CONSOLIDATION PROGRAM
          THE COMPANY CLOSED NINE STORES IN FISCAL 1994, SEVEN STORES IN FISCAL 1995 AND 12 STORES IN FISCAL 1996. THE STORE CONSOLIDATION PROGRAM INVOLVED EXITING CERTAIN SMALLER MARKETS WHICH PROVED UNABLE TO SUPPORT A STORE AND CERTAIN OTHER MARKETS IN WHICH IT WOULD HAVE BEEN COST PROHIBITIVE TO OPEN THE NUMBER OF STORES REQUIRED TO EFFECTIVELY DEVELOP SUCH MARKETS' POTENTIAL. STORE CLOSING COSTS FOR THE 12 STORES CLOSED IN FISCAL 1996 OF APPROXIMATELY $4,942,000 WERE CHARGED TO FISCAL 1995 OPERATIONS. THE COMPANY HAD RECORDED APPROXIMATELY $2,735,000 OF LIABILITY ASSOCIATED WITH ESTIMATED MONTHLY LEASE PAYMENTS AND OTHER CLOSED STORE COSTS AS OF FEBRUARY 3, 1995.

          FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 1995, APPROXIMATELY $424,000 AND $555,000 OF LEASE PAYMENTS AND OTHER CLOSED STORE COSTS WERE PAID AND CHARGED AGAINST THE LIABILITY, RESPECTIVELY. THE REMAINING CLOSED STORE COSTS LIABILITY IS APPROXIMATELY $2,180,000 AS OF AUGUST 4, 1995 OF WHICH APPROXIMATELY $760,000, $530,000, $170,000 AND $720,000 ARE TO BE USED IN FISCAL YEARS 1996, 1997, 1998
          AND 1999, RESPECTIVELY.

          THE 12 STORES CLOSED IN FISCAL 1996 CONTRIBUTED APPROXIMATELY $379,000 AND $4,108,000 OF NET SALES, $45,000 OF OPERATING LOSS AND $228,000 OF OPERATING INCOME DURING THE THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 1995, RESPECTIVELY, AND APPROXIMATELY $2,864,000 AND $5,913,000 OF NET SALES AND $215,000 AND $382,000 OF OPERATING LOSSES DURING THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 1994, RESPECTIVELY. FOR THE FIFTY-THREE WEEKS ENDED FEBRUARY 3, 1995, THE 12 STORES CLOSED IN FISCAL 1996 CONTRIBUTED APPROXIMATELY $13,954,000 OF NET SALES AND $1,422,000 OF OPERATING LOSSES.

NOTE 3:   A LOAN AGREEMENT WITH A FINANCIAL INSTITUTION PROVIDES THE
          COMPANY A LINE OF CREDIT THROUGH JANUARY 1997 OF UP TO $20,000,000 INCLUDING LETTERS OF CREDIT OF $4,000,000. BORROWINGS UNDER THE LINE ARE LIMITED TO A BORROWING BASE EQUAL TO THE LESSER OF (I) 45% OF ELIGIBLE INVENTORY OR (II) 80% OF LIQUIDATION VALUE OF INVENTORY, BOTH MINUS A PERMANENT BLOCK OF $1,500,000. INTEREST UNDER THE LINE IS CHARGED ON FUNDS BORROWED AT THE LENDER'S PRIME RATE PLUS 1.75%. THE LENDER'S PRIME RATE AT AUGUST 4, 1995 WAS 9.0%. THE AGREEMENT CONTAINS VARIOUS RESTRICTIONS ON THE COMPANY, INCLUDING PROHIBITIONS ON THE PAYMENT OF COMMON STOCK DIVIDENDS WITHOUT LENDER'S PERMISSION. THE AGREEMENT CONTAINS MINIMUM TANGIBLE NET WORTH, MINIMUM WORKING CAPITAL AND MINIMUM PRE-TAX PROFIT FINANCIAL COVENANTS. THE LINE OF CREDIT IS SECURED BY INVENTORY, CERTAIN ACCOUNTS RECEIVABLE AND OTHER ASSETS. AT AUGUST 4, 1995, $13,887,458 WAS OUTSTANDING UNDER THE LINE OF CREDIT, AND APPROXIMATELY $346,000 IN IMPORT LETTERS OF CREDIT WERE OUTSTANDING AND APPROXIMATELY $828,000 WAS AVAILABLE UNDER THE LINE.

NOTE 4:   IN NOVEMBER 1994, THE COMPANY RECEIVED SUBSCRIPTIONS TO
          APPROXIMATELY 1,810,000 SHARES OF COMMON STOCK IN A REGULATION S OFFERING TO QUALIFIED INVESTORS. THE COMPANY RECEIVED NET PROCEEDS OF APPROXIMATELY $861,000 FROM THE PURCHASE OF 310,000 SHARES AND HAS A PURCHASE AGREEMENT FOR 1,500,000 SHARES FOR WHICH PROCEEDS HAVE NOT BEEN RECEIVED.

          ON FEBRUARY 21, 1995, THE COMPANY FILED A LAWSUIT [50-OFF STORES, INC.
                                                            --------------------
          V. BANQUE PARIBAS (SUISSE) S.A. BETAFID, S.A., YANNI KOUTSOUBOS,
          ----------------------------------------------------------------
          ANDALUCIAN VILLAS (FORTY EIGHT) LIMITED, ARNASS LIMITED, BROCIMAST
          ------------------------------------------------------------------
          ENTERPRISES LTD., DENNIS MORRIS, HOWARD WHITE, AND MORRIS &
          -----------------------------------------------------------
          ASSOCIATES, CASE NO. SA-95-CA-0159] IN UNITED STATES DISTRICT COURT IN
          ----------
          SAN ANTONIO, TEXAS AGAINST DEFAULTING FOREIGN PURCHASERS IN AN INTERNATIONAL OFFERING BY THE COMPANY UNDER REGULATION S UNDER THE SECURITIES ACT OF 1933. A REGULATION S OFFERING OF UP TO 2,000,000 SHARES OF COMMON STOCK WAS COMMENCED BY THE COMPANY IN OCTOBER 1994 WITH THE ASSISTANCE OF JEFFERIES INTERNATIONAL, LTD. AS ITS SELLING AGENT. TWO NON-DEFAULTING FOREIGN INSTITUTIONAL INVESTORS DID PURCHASE AN AGGREGATE OF 310,000 SHARES IN SUCH OFFERING IN NOVEMBER 1994. THE COMPANY FILED THE LAWSUIT AGAINST BANQUE PARIBAS (SUISSE) S.A., BETAFID, S.A., THREE OFFSHORE PURCHASER ENTITIES AND CERTAIN AFFILIATED INDIVIDUALS IN CONNECTION WITH THE BREACH BY CERTAIN OF THE DEFENDANTS OF THEIR CONTRACTUAL OBLIGATION TO PURCHASE AN AGGREGATE OF 1,500,000 SHARES OF THE COMPANY'S COMMON STOCK AT $3.65 PER SHARE PURSUANT TO NOVEMBER 1994 SIGNED PURCHASE AGREEMENTS. THE LAWSUIT ALSO INCLUDES SECURITIES FRAUD, FRAUD AND CONVERSION CLAIMS. THE CONVERSION CLAIM RELATES TO ACTIONS OF THE DEFENDANTS IN MISAPPROPRIATING AND REMOVING THE SHARES FROM AN ESCROW ACCOUNT WITH THE PURCHASERS' TORONTO ATTORNEY, MORRIS & ASSOCIATES, EVEN THOUGH THE DEFENDANTS HAVE NEVER PAID FOR SUCH SHARES. THE SHARES HAD BEEN ISSUED INTO SUCH ESCROW ACCOUNT FOR THE PURPOSES OF AUTHENTICATION BY CHASE MANHATTAN BANK, N.A. ON BEHALF OF THE PURCHASERS AND EVENTUAL RELEASE TO THE PURCHASERS UPON RECEIPT BY MORRIS & ASSOCIATES

PAGE>

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

ITEM 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

OVERVIEW
--------

     FOUR STORES WERE CLOSED DURING THE SECOND FISCAL QUARTER IN: DALLAS, TEXAS; SAINT ANN, MISSOURI, DAYTONA BEACH, FLORIDA AND CLARKSVILLE, INDIANA. IN AUGUST 1995, THE COMPANY CLOSED ITS LOUISVILLE, KENTUCKY STORE. THE NUMBER OF STORES IN OPERATION AT THE END OF THE LISTED FISCAL QUARTERS AND THE CHANGES FROM PERIOD TO PERIOD ARE AS FOLLOWS:

                                               NUMBER OF STORES
                                        ------------------------------
                                        FISCAL 1996*       FISCAL 1995
                                        ------------       ----------


       BEGINNING OF YEAR                    109                111

       FIRST QUARTER ADDITIONS                5                  3

       FIRST QUARTER CLOSINGS                (7)                (1)

       SECOND QUARTER ADDITIONS               -                  -

       SECOND QUARTER CLOSINGS               (4)                (3)

       THIRD QUARTER ADDITIONS                -                  1

       THIRD QUARTER CLOSINGS                (1)                (1)

       FOURTH QUARTER ADDITIONS               -                  1

       FOURTH QUARTER CLOSINGS                -                 (2)
                                            ---                ---
       END OF YEAR                          102                109
--------
*  THROUGH  AUGUST 28, 1995.

     THE WEIGHTED AVERAGE NUMBER OF STORES OPEN DURING THE FISCAL 1996 TWENTY-SIX WEEK PERIOD WAS 106.6 COMPARED TO 112.8 DURING THE COMPARABLE FISCAL 1995 PERIOD, A 5.5% DECREASE.

RESULTS OF OPERATIONS
---------------------

     THE FOLLOWING TABLES SET FORTH (I) CERTAIN ITEMS IN THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AS A PERCENTAGE OF NET SALES FOR THE PERIODS INDICATED, AND (II) THE PERCENTAGE CHANGE IN SUCH ITEMS FROM THE COMPARABLE PERIOD OF THE PRIOR YEAR.

                                                  PERCENTAGE OF SALES
                                     ---------------------------------------------
                                     THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                     --------------------   ----------------------
                                     AUGUST 4,   JULY 29,    AUGUST 4,   JULY 29,
                                       1995        1994        1995        1994
                                     ---------   --------    ---------   ---------
NET SALES...........................   100.0%     100.0%      100.0%       100.0%

COST OF SALES.......................   66.1        67.6        66.0         66.9

SELLING, ADVERTISING, GENERAL AND
  ADMINISTRATIVE....................   32.4        31.8        32.8         32.5

DEPRECIATION AND AMORTIZATION.......    2.4         2.1         2.3          2.0
                                      -----       -----       -----        -----
   TOTAL............................  100.9       101.5       101.1        101.4

OTHER EXPENSE, NET..................    1.1         0.8         1.1          0.7
                                      -----       -----       -----        -----

TOTAL EXPENSES......................  102.0       102.3       102.2        102.1
                                      -----       -----       -----        -----

LOSS BEFORE INCOME TAXES............   (2.0)       (2.3)       (2.2)        (2.1)

BENEFIT FROM INCOME TAXES...........    0.7         0.8         0.8          0.8
                                      -----       -----       -----        -----

NET LOSS............................   (1.3)%      (1.5)%      (1.4)%       (1.3)%
                                      =====       =====       =====        =====

                                                      PERCENTAGE CHANGE
                                     ----------------------------------------------------
                                      THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                     AUGUST 4, 1995 COMPARED     AUGUST 4, 1995 COMPARED
                                     TO THIRTEEN WEEKS ENDED    TO TWENTY-SIX WEEKS ENDED
                                          JULY 29, 1994               JULY 29, 1994
                                     -----------------------------------------------------
NET SALES............................       (6.2)%                         (3.9)%

COST OF SALES........................       (8.3)                          (5.2)

SELLING, ADVERTISING, GENERAL
   AND ADMINISTRATIVE................       (4.4)                          (2.9)

DEPRECIATION AND AMORTIZATION........        9.2                            8.1

OTHER EXPENSE, NET...................       29.5                           43.3

LOSS BEFORE INCOME TAXES.............      (16.7)                          (1.4)

BENEFIT FROM INCOME TAXES............      (16.4)                          (8.8)

NET LOSS.............................      (16.9)%                          3.0%


THIRTEEN WEEKS ENDED AUGUST 4, 1995 COMPARED TO THIRTEEN WEEKS ENDED JULY 29,
-----------------------------------------------------------------------------
1994:
-----

     THE NET SALES DECREASE OF 6.2% FOR THE THIRTEEN WEEKS ENDED AUGUST 4, 1995 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 29, 1994 IS ATTRIBUTABLE TO A 7.8% DECREASE IN THE WEIGHTED AVERAGE NUMBER OF STORES IN OPERATION AND A 1.3% DECREASE IN COMPARABLE STORE SALES (STORES CLOSED DURING THE PERIOD ARE NOT INCLUDED IN COMPARABLE STORE NET SALES). EXCLUDING THE COMPANY'S 13 TEXAS/MEXICO BORDER STORES (WHICH HAVE BEEN ADVERSELY AFFECTED BY A PESO DEVALUATION SINCE DECEMBER 1994), NET SALES ON A COMPARABLE STORE BASIS INCREASED 5.1% FOR THE THIRTEEN WEEKS ENDED AUGUST 4, 1995.

     COST OF SALES AS A PERCENTAGE OF NET SALES DECREASED FROM 67.6% FOR THE THIRTEEN WEEKS ENDED JULY 29, 1994 TO 66.1% FOR THE THIRTEEN WEEKS ENDED AUGUST 4, 1995, DUE PRIMARILY TO A HIGHER INITIAL MARK-UP ON MERCHANDISE AND LOWER MARKDOWNS AS A PERCENTAGE OF NET SALES AS COMPARED TO THE COMPARABLE PERIOD OF THE PRIOR YEAR.

     SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED FROM 31.8% OF NET SALES FOR THE THIRTEEN WEEKS ENDED JULY 29, 1994 TO 32.4% OF NET SALES FOR THE THIRTEEN WEEKS ENDED AUGUST 4, 1995. THE PERCENTAGE DECREASE OF 4.4% WAS COMPARABLE TO THE 7.8% DECREASE IN THE WEIGHTED AVERAGE NUMBER OF STORES OPEN GIVEN THE NORMAL COST INCREASES ASSOCIATED WITH INCREASED SALARIES AND OTHER EXPENSES.

     DEPRECIATION AND AMORTIZATION INCREASED BY 9.2% IN THE THIRTEEN WEEKS ENDED AUGUST 4, 1995 COMPARED TO THE COMPARABLE PERIOD OF THE PRIOR YEAR, DUE PRIMARILY TO THE INCREASED NUMBER OF THE COMPANY'S STORES HAVING A FULL QUARTER OF DEPRECIATION IN THE FISCAL 1996 THIRTEEN WEEK PERIOD AS COMPARED TO THE COMPARABLE PERIOD OF THE PRIOR YEAR.

     OTHER EXPENSE, NET INCREASED TO APPROXIMATELY $485,000 IN THE THIRTEEN WEEKS ENDED AUGUST 4, 1995 COMPARED TO APPROXIMATELY $374,000 IN THE COMPARABLE PERIOD OF THE PRIOR YEAR, DUE PRIMARILY TO INCREASED INTEREST EXPENSE ATTRIBUTABLE TO A HIGHER INTEREST RATE AND INCREASED BORROWINGS UNDER THE COMPANY'S LINE OF CREDIT.

     THE DECREASE IN THE COMPANY'S LOSS BEFORE INCOME TAXES FOR THE THIRTEEN WEEKS ENDED AUGUST 4, 1995 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 29, 1994 IS PRIMARILY DUE TO THE COMPANY'S HIGHER GROSS MARGINS AND A DECREASE IN SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES (OFFSET, IN PART BY A DECREASE IN NET SALES AND INCREASED INTEREST EXPENSE).

TWENTY-SIX WEEKS ENDED AUGUST 4, 1995 COMPARED TO TWENTY-SIX WEEKS ENDED
------------------------------------------------------------------------
JULY 29, 1994:
--------------

     THE NET SALES DECREASE OF 3.9% FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 1995 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 29, 1994 IS ATTRIBUTABLE TO A 5.5% DECREASE IN THE WEIGHTED AVERAGE NUMBER OF STORES IN OPERATION AND A 2.6% DECREASE IN COMPARABLE STORE SALES (STORES CLOSED DURING THE PERIOD ARE NOT INCLUDED IN COMPARABLE STORE NET SALES). THESE DECREASES WERE PARTIALLY OFFSET BY INCREASED NET SALES PERTAINING TO LIQUIDATIONS OF INVENTORY AT TEN STORES IN THE PROCESS OF CLOSING DURING THE THIRTEEN WEEKS ENDED MAY 5, 1995. EXCLUDING THE COMPANY'S 13 TEXAS/MEXICO BORDER STORES (WHICH HAVE BEEN ADVERSELY AFFECTED SINCE DECEMBER 1994 BY A PESO DEVALUATION), NET SALES ON A COMPARABLE STORE BASIS INCREASED 4.2% FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 1995.

     COST OF SALES AS A PERCENTAGE OF NET SALES DECREASED FROM 66.9% FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 1994 TO 66.0% FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 1995, DUE PRIMARILY TO A HIGHER INITIAL MARK-UP ON MERCHANDISE.

     SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED FROM 32.5% OF NET SALES FOR THE TWENTY-SIX WEEKS ENDED JULY 29, 1994 TO 32.8% OF NET SALES FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 1995. THE PERCENTAGE DECREASE OF 2.9% WAS COMPARABLE TO THE 5.5% DECREASE IN THE WEIGHTED AVERAGE NUMBER OF STORES OPEN GIVEN THE NORMAL COST INCREASES ASSOCIATED WITH INCREASED SALARIES AND OTHER EXPENSES.

     DEPRECIATION AND AMORTIZATION INCREASED BY 8.1% IN THE TWENTY-SIX WEEKS ENDED AUGUST 4, 1995 COMPARED TO THE COMPARABLE PERIOD OF THE PRIOR YEAR, DUE PRIMARILY TO THE INCREASED NUMBER OF THE COMPANY'S STORES HAVING A FULL HALF YEAR OF DEPRECIATION IN THE FISCAL 1996 TWENTY-SIX WEEK PERIOD AS COMPARED TO THE COMPARABLE PERIOD OF THE PRIOR YEAR.

     OTHER EXPENSE, NET INCREASED TO APPROXIMATELY $932,000 IN THE TWENTY-SIX WEEKS ENDED AUGUST 4, 1995 COMPARED TO APPROXIMATELY $650,000 IN THE COMPARABLE PERIOD OF THE PRIOR YEAR, DUE PRIMARILY TO INCREASED INTEREST EXPENSE ATTRIBUTABLE TO A HIGHER INTEREST RATE AND INCREASED BORROWINGS UNDER THE COMPANY'S LINE OF CREDIT.

     THE DECREASE IN THE COMPANY'S LOSS BEFORE INCOME TAXES FOR THE TWENTY-SIX WEEKS ENDED AUGUST 4, 1995 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 29, 1994 IS PRIMARILY DUE TO THE COMPANY'S HIGHER GROSS MARGINS AND A DECREASE IN SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE EXPENSES (OFFSET, IN PART BY A DECREASE IN NET SALES AND INCREASED INTEREST EXPENSE).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     THE COMPANY'S CASH ON HAND AND BORROWINGS UNDER ITS LINE OF CREDIT PROVIDED FUNDS USED FOR OPERATING ACTIVITIES OF APPROXIMATELY $2,945,000, RESPESENTING PRIMARILY AN INCREASE IN INVENTORIES NECESSARY FOR THE BACK-TO-SCHOOL SEASON AND MERCHANDISE FOR FIVE NEW STORES OPENED DURING THE PERIOD AND APPROXIMATELY $2,564,000 FOR FUNDING OF CAPITAL EXPENDITURES RELATED PRIMARILY TO SUCH FIVE NEW STORES. AS OF AUGUST 4, 1995, THE COMPANY HAD APPROXIMATELY $828,000 AVAILABLE FOR USE UNDER ITS LINE OF CREDIT. SEE NOTE 3 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

     THERE ARE NO OTHER STORE OPENINGS PLANNED FOR FISCAL 1996. ONE STORE IS SCHEDULED TO OPEN IN APRIL 1996 (FISCAL 1997) IN ATLANTA, GEORGIA, AN EXISTING MARKET.

     CLOSED STORE COSTS LIABILITY OF APPROXIMATELY $2,180,000 PERTAINS TO THE TWELVE STORES CLOSED IN FISCAL 1996 AND INCLUDES PRIMARILY ESTIMATED LEASE PAYMENTS TO BE DISBURSED OVER AN ESTIMATED FOUR YEAR PERIOD: APPROXIMATELY $760,000, $530,000, $170,000 AND $720,000 IN FISCAL 1996, 1997, 1998 AND 1999,
RESPECTIVELY.

     AS DISCUSSED IN ITEM 1, PART II OF THIS FORM 10-Q, THE COMPANY HAS FILED A LAWSUIT RELATED TO CERTAIN PARTIES' BREACHES OF CONTRACTUAL OBLIGATIONS TO PURCHASE 1,500,000 SHARES OF THE COMPANY'S COMMON STOCK AND ACTIONS IN MISAPPROPRIATING AND REMOVING THESE SHARES FROM AN ESCROW ACCOUNT WITHOUT EFFECTING PAYMENT FOR SUCH SHARES. THE COMPANY INTENDS TO VIGOROUSLY PROSECUTE THIS MATTER AND TO PURSUE ALL AVAILABLE AVENUES TO EFFECT EITHER THE RECEIPT OF PAYMENT FOR SUCH SHARES OR THE RETURN OF THE SHARES THEMSELVES, PLUS ACTUAL AND PUNITIVE DAMAGES. THE COMPANY, BASED UPON ADVICE OF COUNSEL, BELIEVES THAT IT WILL OBTAIN A JUDGMENT AGAINST ONE OR MORE DEFENDANTS IN THIS CASE; HOWEVER, THE COLLECTIBILITY OF ANY SUCH JUDGMENT IS UNCERTAIN AT THIS TIME.

     THE COMPANY BELIEVES ITS OPERATING CASH FLOW, ITS LINE OF CREDIT AND ITS CASH ON HAND WILL BE ADEQUATE TO FINANCE ITS OPERATIONS THROUGH FISCAL 1996.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

     SEE NOTE 4 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS REGARDING LAWSUIT FILED IN FEBRUARY 1995. SUCH LAWSUIT WAS ALSO REPORTED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1995. THERE HAVE BEEN NO MATERIAL DEVELOPMENTS WITH REGARD TO THE LAWSUIT SINCE THE FILING OF THOSE REPORTS.

ITEM 2.  CHANGES IN SECURITIES
-------  ---------------------

     NOT APPLICABLE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

     NOT APPLICABLE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     NOT APPLICABLE.

ITEM 5.  OTHER INFORMATION
-------  -----------------

     THE REGISTRANT REPORTS NO INFORMATION, NOT PREVIOUSLY REPORTED IN A REPORT ON FORM 8-K, IN LIEU OF FILING A REPORT ON FORM 8-K WITH RESPECT TO SUCH INFORMATION.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
------  --------------------------------

(A)  EXHIBITS:

     EXHIBIT 15 - REVIEW REPORT OF DELOITTE & TOUCHE LLP

     NO OTHER EXHIBITS ARE REQUIRED TO BE FILED BY THE REGISTRANT UNDER ITEM 601 OF REGULATION S-K WITH THIS REPORT ON FORM 10-Q.

(B)  REPORTS ON FORM 8-K

     THERE WERE NO REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED AUGUST 4, 1995.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED:

                                     50-OFF STORES, INC.

                                     BY: CHARLES M. SIEGEL
                                         ------------------------------------
                                         CHARLES M. SIEGEL, PRESIDENT AND
                                         CHIEF EXECUTIVE OFFICER

                                     BY: JAMES G. SCOGIN
                                         ------------------------------------
                                         JAMES G. SCOGIN, CONTROLLER AND
                                         CHIEF ACCOUNTING OFFICER

                                 EXHIBIT INDEX

                                                                            PAGE
Exhibit 15.................................................................  18
