Form 10-Q
period 1995-11-03
50 OFF STORES INC
filed 1995-12-18
CIK 735584

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark one)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  November 3, 1995.
                                               ----------------

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.0-13076
                                             -------

                              50-OFF STORES, INC.

             DELAWARE                                     74-2640559
----------------------------------            ----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                       Identification No.)

8750 Tesoro Drive, San Antonio, Texas                       78217
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


                           Telephone: (210) 805-9300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No:___
                                      ---

                            ______________________

12,200,915 shares of the Registrant's common stock were outstanding at November 3, 1995.

                            ______________________

There are  21  pages in the sequentially numbered, manually signed original. The
         ------
exhibit index is located on page  19 .
                                -----

                                FORM 10-Q INDEX

                                                                                          PAGE
                                            PART I
ITEM 1.  Financial Statements........................................................      3

         Condensed Consolidated Balance Sheets, November 3, 1995 (unaudited),
         February 3, 1995 and October 28, 1994 (unaudited)...........................      3

         Condensed Consolidated Statements of Operations, thirteen and thirty-nine weeks ended November 3, 1995 (unaudited), and  thirteen and thirty-nine
         weeks ended October 28, 1994 (unaudited)....................................      5

         Condensed Consolidated Statements of Cash Flows,
         thirty-nine weeks ended November 3, 1995 (unaudited), and thirty-nine
         weeks ended October 28, 1994 (unaudited)....................................      6

         Notes to Condensed Consolidated Financial Statements (unaudited)............      8

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................................     10

                                           PART II

ITEM 1.  Legal Proceedings...........................................................     17

ITEM 2.  Changes in Securities.......................................................     17

ITEM 3.  Defaults Upon Senior Securities.............................................     17

ITEM 4.  Submission of Matters to a Vote of Security Holders.........................     17

ITEM 5.  Other Information...........................................................     17

ITEM 6.  Exhibits and Reports on Form 8-K............................................     17

         Signatures..................................................................     18

         Exhibit Index...............................................................     19

                                    PART I


ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------


                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                           November 3, 1995     February 3, 1995     October 28, 1994
                                           ----------------     ----------------     ----------------
CURRENT ASSETS:
Cash and cash equivalents                     $ 2,148,896          $ 2,062,676          $ 2,140,330
Accounts receivable                             2,307,626            1,645,303            2,665,076
Merchandise inventories                        40,080,323           31,679,738           43,018,466
Prepaid and other current assets                2,019,990              717,561            2,922,025
                                               ----------           ----------           ----------
TOTAL CURRENT ASSETS                           46,556,835           36,105,278           50,745,897

PROPERTY AND
 EQUIPMENT-NET                                 25,602,865           25,320,606           26,969,089

OTHER ASSETS                                      976,772            1,250,043              982,466
                                               ----------           ----------           ----------

TOTAL ASSETS                                  $73,136,472          $62,675,927          $78,697,452
                                               ==========           ==========           ==========



 See accompanying notes to these condensed consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                             November 3, 1995      February 3, 1995      October 28, 1994
                                             -----------------     -----------------     ----------------
CURRENT LIABILITIES:
  Accounts payable-trade                        $15,702,086           $10,011,812           $18,480,957
  Accounts payable-other                          4,291,876             4,896,033             4,355,560
  Accrued expenses and
   other current liabilities                      3,094,264             3,147,679             3,451,871
  Current portion of closed store
   costs                                            693,306               747,502                  -
 Current portion of long-term
   debt and revolving credit line                 2,027,127             1,303,691             1,281,529
                                                 ----------            ----------            ----------
TOTAL CURRENT
  LIABILITIES                                    25,808,659            20,106,717            27,569,917

REVOLVING CREDIT LINE,
  less current portion                           15,804,076             6,955,025            11,841,024

LONG-TERM DEBT, less
  current portion                                 4,162,876             5,069,201             5,403,631

CLOSED STORE COSTS                                1,187,000             1,987,692                  -

COMMITMENTS AND
  CONTINGENCIES

 STOCKHOLDERS' EQUITY:
  Common stock                                      121,884               121,884               103,784
  Additional paid-in capital                     36,022,389            36,022,389            31,188,915
  Subscription receivable                        (3,991,050)           (3,991,050)                 -
  Retained (deficit) earnings                    (5,979,362)           (3,595,931)            2,590,181
                                                 ----------            ----------            ----------
TOTAL STOCKHOLDERS'
  EQUITY                                         26,173,861            28,557,292            33,882,880
                                                 ----------            ----------            ----------


TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                          $73,136,472           $62,675,927           $78,697,452
                                                 ==========            ==========            ==========

 See accompanying notes to these condensed consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Thirteen Weeks Ended                Thirty-Nine Weeks Ended
                                          ---------------------------------    ---------------------------------
                                            November 3,       October 28,        November 3,        October 28,
                                               1995              1994              1995                1994
                                          ---------------   ---------------    ---------------   ---------------
NET SALES                                   $37,643,782       $45,693,006        $124,919,599      $136,231,876
COST OF SALES                                25,013,817        29,684,714          82,721,285        90,262,202
                                             ----------        ----------         -----------       -----------

GROSS PROFIT                                 12,629,965        16,008,292          42,198,314        45,969,674
                                             ----------        ----------         -----------       -----------
OPERATING EXPENSES:
Selling, advertising, general
  and administrative                         12,905,798        15,332,173          41,454,699        44,262,663

Depreciation and
  amortization                                  978,555           983,204           2,941,882         2,800,079
Closed stores                                      -              276,137                -              741,513
                                             ----------        ----------         -----------       -----------

TOTAL OPERATING EXPENSES                     13,884,353        16,591,514          44,396,581        47,804,255
                                             ----------        ----------         -----------       -----------


OTHER EXPENSE (INCOME):
   Interest income                              (24,013)          (30,944)            (78,759)          (84,331)
   Interest expense                             538,243           441,834           1,524,923         1,145,493
                                             ----------        ----------         -----------       -----------
TOTAL OTHER EXPENSE                             514,230           410,890           1,446,164         1,061,162
  (INCOME)                                   ----------        ----------         -----------       -----------

LOSS BEFORE INCOME TAXES                     (1,768,618)         (994,112)         (3,644,431)       (2,895,743)

BENEFIT FROM  INCOME
 TAXES                                          623,000           358,000           1,261,000         1,057,800
                                             ----------        ----------         -----------       -----------

NET LOSS                                    $(1,145,618)      $  (636,112)       $ (2,383,431)     $ (1,837,943)
                                             ==========        ==========         ===========       ===========
PRIMARY AND FULLY
  DILUTED LOSS PER COMMON
  SHARE                                     $      (.09)      $      (.06)       $       (.20)     $       (.18)
                                             ==========        ==========         ===========       ===========

 See accompanying notes to these condensed consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Thirty-Nine Weeks Ended
                                                              -------------------------------------------
                                                               November 3, 1995         October 28, 1994
                                                              ------------------       ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                                          $(2,383,431)            $ (1,837,943)
Adjustments to reconcile net loss to net
  cash used in operating  activities:
  Depreciation and amortization                                     2,941,882                2,800,079
  Deferred income tax                                              (1,261,000)              (1,057,800)
  Loss on disposition of fixed assets                                    -                     558,624
Changes in assets and liabilities:
  Accounts receivable                                                (662,323)                 322,253
  Merchandise inventories                                          (8,400,585)             (11,554,618)
  Prepaid and other current assets                                    (41,429)                (366,429)
  Other assets                                                        262,948                  433,325
  Accounts payable-trade                                            5,690,274                3,261,132
  Accounts payable-other                                             (604,157)              (1,334,856)
  Accrued expenses and other
   current liabilities                                                (53,415)                  49,635
  Closed store costs                                                 (854,888)                    -
                                                                  -----------             ------------
  Net cash used in operating activities                            (5,366,124)              (8,726,598)
                                                                  -----------             ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
Capital expenditures                                               (3,213,818)              (2,641,710)
                                                                  -----------             ------------
Net cash used in investing activities                              (3,213,818)              (2,641,710)
                                                                  -----------             ------------

 See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)

                                                                 Thirty-Nine Weeks Ended
                                                       -------------------------------------------
                                                        November 3, 1995         October 28, 1994
                                                       ------------------       ------------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
Proceeds from revolving credit line                         41,091,224              51,748,519
Payments on revolving credit line                          (31,539,770)            (39,917,495)
Payments on long-term debt                                    (885,292)               (911,008)
Net proceeds from issuance of common stock                        -                     38,034
                                                           -----------             -----------

Net cash provided by financing activities                    8,666,162              10,958,050
                                                           -----------             -----------

Increase (decrease) in cash and cash
   equivalents                                                  86,220                (410,258)
Cash and cash equivalents at
   beginning of period                                       2,062,676               2,550,588
                                                           -----------             -----------
Cash and cash equivalents at end of period                $  2,148,896            $  2,140,330
                                                           ===========             ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid/received during the period for:
   Interest paid                                          $  1,525,000            $  1,063,000
   Income taxes paid                                              -                       -
   Income taxes received                                       408,000               1,658,000

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

          The condensed consolidated balance sheets at November 3, 1995 and October 28, 1994 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine weeks ended November 3, 1995 and the thirteen and thirty-nine weeks ended October 28, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. Such adjustments are of a normal and recurring nature. The results of operations for the thirteen and thirty-nine week periods ended November 3, 1995 are not necessarily indicative of the operating results for a full year or of future operations.

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

          For the thirteen and thirty-nine weeks ended November 3, 1995, approximately $300,000 and $855,000 of lease payments and other closed store costs were paid and charged against the liability, respectively. The remaining closed store costs liability is approximately $1,880,000 as of November 3, 1995 of which approximately $693,000, $387,000, $106,000 and $694,000 are to be used in fiscal years 1996, 1997, 1998 and 1999, respectively.

          The 12 stores closed in fiscal 1996 contributed approximately $63,000 and $4,171,000 of net sales, $2,000 and $230,000 of operating income during the thirteen and thirty-nine weeks ended November 3, 1995, respectively, and approximately $3,364,000 and $9,277,000 of net sales and $167,000 and $549,000 of operating losses during the thirteen and thirty-nine weeks ended October 28, 1994, respectively. For the fifty-three weeks ended February 3, 1995, the 12 stores closed in fiscal 1996 contributed approximately $13,954,000 of net sales and $1,422,000 of operating losses.


NOTE 3: A loan agreement with a financial institution provides the Company a revolving credit line through January 1998 of up to $20,000,000 including letters of credit of $4,000,000. Borrowings under the line are limited to a borrowing base equal to the lesser of (i) 45% of eligible inventory or (ii) 80% of liquidation value of inventory, both minus a permanent block of $1,500,000. Interest under the line is charged on funds borrowed at the lender's prime rate plus 1.75%. The lender's prime rate at November 3, 1995 was 9.0%. The agreement contains various restrictions on the Company, including prohibitions on the payment of common stock dividends without lender's permission. The agreement contains minimum tangible net worth, minimum working capital and minimum pre-tax profit financial covenants. The revolving credit line is secured by inventory, certain accounts receivable and other assets. At November 3, 1995, $16,506,479 was outstanding under the revolving credit line, and approximately $148,000 in import letters of credit were outstanding and approximately $461,000 was available under the line. As of December 8, 1995, the Company had approximately $4,127,000 available for use under its line.

NOTE 4:   On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc.
                                                            --------------------
          v. Banque Paribas (Suisse) S.A. Betafid, S.A., Yanni Koutsoubos,
          ----------------------------------------------------------------
          Andalucian Villas (Forty Eight) Limited, Arnass Limited, Brocimast
          ------------------------------------------------------------------
          Enterprises Ltd., Dennis Morris, Howard White, and Morris &
          -----------------------------------------------------------
          Associates, Case No. SA-95-CA-0159] in United States District Court in
          ----------
          San Antonio, Texas against defaulting foreign purchasers in an international offering by the Company under Regulation S under the Securities Act of 1933. A Regulation S offering of up to 2,000,000 shares of Common Stock was commenced by the Company in October 1994 with the assistance of Jefferies International, Ltd. as its selling agent. Two non-defaulting foreign institutional investors did purchase an aggregate of 310,000 shares in such offering in November 1994, for net proceeds of approximately $861,000. The Company filed the lawsuit against Banque Paribas (Suisse) S.A., Betafid, S.A., three offshore purchaser entities and certain affiliated individuals in connection with the breach by certain of the defendants of their contractual obligation to purchase an aggregate of 1,500,000 shares of the Company's Common Stock at $3.65 per share pursuant to November 1994 signed purchase agreements. The lawsuit also includes securities fraud, fraud and conversion claims. The conversion claim relates to actions of the defendants in misappropriating and removing the shares from an escrow account with the purchasers' Toronto attorney, Morris & Associates, even though the defendants have never paid for such shares. The shares had been issued into such escrow account for the purposes of authentication by Chase Manhattan Bank, N.A. on behalf of the purchasers and eventual release to the purchasers upon receipt by Morris & Associates of the proceeds for the shares on behalf of the Company. The defendants to date have not responded to the Company's demands for either the return of such shares or the agreed upon proceeds. The Company intends to vigorously prosecute such matter and to pursue all available avenues to obtain all appropriate remedies, including either the agreed upon proceeds for the shares, or the shares themselves, as well as the Company's actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a judgment against one or more defendants in this case, however, the collectibility of any such judgment is uncertain at this time. Until the matter has been resolved, the Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. If the Company is unable to collect amounts due and the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the amount of the uncollected subscription receivable will be recorded in the consolidated financial statements. Damages awarded to the Company in excess of proceeds ultimately received for the issuance of these shares would be credited to earnings.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview
--------

          50-OFF Stores, Inc. achieved strong growth in stores, sales and earnings for a number of years after its development of the 50-OFF store concept in fiscal 1987. When the Company began to experience declines in comparable store sales and operating results, management made significant changes to its operations, including closing underperforming stores and limiting new store openings to existing markets, recruiting new merchandising management and increasing sales of non-apparel merchandise as a percentage of total sales. These changes resulted in improved financial performance for the Company; however, certain external factors, including the December 1994 Mexican devaluation of the peso and unseasonal weather in its market areas had a negative effect on the Company's operating performance.

          In response, the Company took additional steps to achieve a more disciplined cost structure, to lessen its vulnerability to external factors and to attain profitability. These steps included closing additional stores and implementing cost and personnel reductions which resulted in an over $1 million decrease in fixed costs at the Company's headquarters. As a result of these and other actions taken in fiscal 1996 (see below), the Company's financial performance continued to improve in certain areas during the first 26 weeks of fiscal 1996 compared to the same period in fiscal 1995:

          . while a 5.5% decrease in the number of stores in operation (the weighted average number of stores open during the fiscal 1996 period was 106.6 compared to 112.8 during the comparable fiscal 1995 period) contributed to a decline in total net sales, net sales per average store increased 7.6%, excluding the border stores (1.7%, including them);
          . merchandise sales per comparable store increased 4.2%, excluding the border stores (decreased 2.6% , including them);
          . non-apparel sales increased to 37.4% of merchandise sales from 35.2%;
          . gross margin on merchandise sales increased to 33.9% from 33.2%, principally due to the change in merchandise mix and a decrease in markdowns to 6.6% of merchandise sales from 6.8% in the fiscal 1995 period; and
          . selling, advertising, general and administrative expenses, excluding pre-opening store costs, decreased to approximately $28.2 million from $29.2 million in the fiscal 1995 period.

          During the first 39 weeks of fiscal 1996, however, certain factors negatively affected operating results, especially late in the third quarter when the Company's credit requirements were highest:

          . the breach of certain foreign purchasers in an international offering by the Company of their contractual obligation to purchase in aggregate 1,500,000 shares of Common Stock at $3.65 per share ($5,475,000 in aggregate) led to a continuing increase in borrowings by the Company under its line of credit loan facility (and a decrease in availability under the line) and contributed to an increase in the interest rate on borrowings under the line; therefore, the Company experienced an approximately $385,000 increase in net interest expense for the first 39 weeks of fiscal 1996 compared to the same period in fiscal 1995;
          . such breach, and the resulting lack of the planned equity infusion and decrease in availability under the line of credit loan facility, negatively impacted the Company's perceived credit worthiness with sources of trade credit, which, in some cases, led to shorter payment terms and/or less credit support from such sources;
          . concerns of sources of trade credit with the financial stability of the retail industry, generally, and with the continuing negative impact of the economic turmoil in Mexico on retailers with border exposure similarly affected payment terms and credit support from such sources; and
          . because of the continuing economic turmoil in Mexico, the Company's 13 border stores experienced an approximately $6.7 million (31.0%) drop in sales for first 39 weeks of fiscal 1996 compared to the same period in fiscal 1995.

          Operating results for the third fiscal quarter were disappointing with net sales of $37.6 million (102.1 stores) as compared to $45.7 million (110.7 stores) and sales on a comparable store basis down 12.8% (7.7%, excluding the border stores). For the 39 weeks ended November 3, 1995, net sales were $124.9 million (105.1 stores) as compared to $136.2 million (112.0 stores), and sales on a comparable store basis were down 6.2% (flat, excluding the border stores).

          During fiscal 1996, the Company has taken the following affirmative steps in its continuing efforts to achieve a more disciplined cost structure, to lessen vulnerability to external factors and to attain profitability:

          . filed a lawsuit against the defaulting foreign purchasers and others involved in the international offering by the Company and began settlement negotiations with them and others in an effort to obtain appropriate remedies, including either the agreed upon proceeds, or the shares themselves, as well as the Company's actual and punitive damages (see Note 4 to the Condensed Consolidated Financial Statements, above);
          . negotiated amendments to the Company's line of credit, including a seasonal increase in the advance rate, an extension of the line to January 12, 1998 and changes in the financial covenants;
          . completed its store consolidation program by closing 12 stores located primarily in smaller markets unable to support a store or in markets in which it would have been cost prohibitive to open the number of stores required to effectively develop such market's potential at this time [anticipated store closing costs totaling approximately $4,942,000, including approximately $835,000 for related inventory liquidation write-downs, were charged to operating results for fiscal 1995 (the Company currently expects a reversal of a portion of this charge in the fourth quarter of fiscal 1996)];

          .   opened five stores;
          .   negotiated 12 month rent reductions in a significant number of its
              102 continuing stores with the cooperation of its landlords;
          .   implemented additional cost and personnel reductions to achieve permanent efficiencies without compromising performance;
          .   made "relationship marketing" a key part of the Company's
              advertising and marketing program to achieve continuing relationships with and direct access to its customers so it can better provide them with merchandise they need;
          .   recently engaged a new, San Antonio-based marketing and
              advertising agency;
          .   made significant changes in merchandising management, instituting a team approach to merchandising and replacing a layer of management, to contribute to the flexibility it seeks in its product offering mix; and
          .   made an alliance with a food wholesaler to expand its offering of shelf-stable food product through its neighborhood stores in fiscal 1997 (to lessen seasonality and to increase store traffic), a logical extension of its merchandising commitment to offer its customers the products they need, conveniently and at the best prices.

          The Company's current focus is to increase sales and operating profits in its existing stores and to continue to improve its merchandising operations with a strategy that targets merchandise to its customer base. The Company's merchandise strategy is to offer a mix of products (principally family apparel and home decor and furnishings) that fluctuates by category, by season and by store based on its targeted, lower income customers' needs and buying trends. The Company has made significant strides in reducing costs and in repositioning for future growth (the Company has no plans to open more new stores in fiscal 1996, but plans to open a store in fiscal 1997 in an existing market and in future years plans to continue its growth with new stores in markets where it believes it has significant opportunities). The Company expects to realize a profit in the fourth quarter of fiscal 1996.

          In the third fiscal quarter ended November 3, 1995, the Company closed its Louisville, Kentucky store. The number of stores in operation at the end of the listed fiscal quarters and the changes from period to period are as follows:

                                                       Number of Stores
                                                      ------------------
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

*Through December 8, 1995.

Results of Operations
---------------------

          The following tables set forth (i) certain items in the condensed consolidated statements of operations as a percentage of net sales for the periods indicated, and (ii) the percentage change in such items from the prior period.

                                                           Percentage of Sales
                                       -----------------------------------------------------------
                                          Thirteen Weeks Ended          Thirty-Nine Weeks Ended

                                        November 3,    October 28,     November 3,    October 28,
                                           1995            1994           1995           1994
                                       -------------  -------------   -------------  -------------
Net sales .........................       100.0%          100.0%         100.0%          100.0%
Cost of sales .....................        66.4            65.0           66.2            66.2
Selling, advertising, general and
 administrative ...................        34.3            33.5           33.2            32.5
Depreciation and amortization .....         2.6             2.2            2.3             2.1
Closed stores .....................          -               .6             -               .5
                                          -----           -----          -----           -----
 Total ............................       103.3           101.3          101.7           101.3
Other expense, net ................         1.4              .9            1.2              .8
                                          -----           -----          -----           -----
Total expenses ....................       104.7           102.2          102.9           102.1
                                          -----           -----          -----           -----
Loss before income taxes ..........        (4.7)           (2.2)          (2.9)           (2.1)
Benefit from income taxes .........         1.7              .8            1.0              .8
Net loss ..........................        (3.0)%          (1.4)%         (1.9)%          (1.3)%
                                          =====           =====          =====           =====

                                                             Percentage Change
                                     ---------------------------------------------------------------
                                          Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                      November 3, 1995 compared to     November 3, 1995 compared to
                                          Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                            October 28, 1994                 October 28, 1994
                                     ------------------------------   ------------------------------
Net sales .......................                (17.6)%                           (8.3)%
Cost of sales ...................                (15.7)                            (8.4)
Selling, advertising, general
 and administrative .............                (15.8)                            (6.3)
Depreciation and amortization ...                  (.5)                             5.1
Loss before income taxes ........                 77.9                             25.9
Benefit from income taxes .......                 74.0                             19.2
Net loss ........................                 80.1%                            29.7%

Thirteen weeks ended November 3, 1995 compared to thirteen weeks ended
----------------------------------------------------------------------
October 28, 1994:
-----------------

          The net sales decrease of 17.6% for the thirteen weeks ended November 3, 1995 compared to the comparable period of the prior year is attributable to a 7.8% decrease in the weighted average number of stores in operation and a 12.8% decrease in comparable store sales (stores closed during the period are not included in comparable store net sales). Excluding the Company's 13 Texas/Mexico border stores (which have been adversely affected by a peso devaluation since December 1994), net sales on a comparable store basis decreased 7.7% for the thirteen weeks ended November 3, 1995.

          Cost of sales as a percentage of net sales increased from 65% for the thirteen weeks ended October 28, 1994 to 66.4% for the thirteen weeks ended November 3, 1995, due primarily to a lower initial mark-up on merchandise and higher markdowns as a percentage of net sales as compared to the comparable period of the prior year.

          Selling, advertising, general and administrative expenses increased from 33.5% of net sales for the thirteen weeks ended October 28, 1994 to 34.3% of net sales for the thirteen weeks ended November 3, 1995. The 15.8% decrease in the amount of selling, advertising, general and administrative expenses compared to the prior period is attributable to a 7.8% decrease in the weighted average number of stores open and the implementation of cost and personnel reductions.

          Depreciation and amortization were approximately equal as a percentage of sales in the thirteen weeks ended November 3, 1995 compared to the comparable period of the prior year.

          Other expense, net, increased to approximately $514,000 in the thirteen weeks ended November 3, 1995 compared to approximately $411,000 in the comparable period of the prior year, due primarily to increased interest expense attributable to a higher interest rate and increased borrowings under the Company's revolving credit line.

          The increase in the Company's loss before income taxes for the thirteen weeks ended November 3, 1995 compared to the thirteen weeks ended October 28, 1994 is primarily due to decrease in net sales, offset in part by a decrease in selling, advertising, general and administrative expenses.

Thirty-nine weeks ended November 3, 1995 compared to thirty-nine weeks ended
----------------------------------------------------------------------------
October 28, 1994:
----------------

          The net sales decrease of 8.3% for the thirty-nine weeks ended November 3, 1995 compared to the thirty-nine weeks ended October 28, 1994 is attributable to a 6.2% decrease in the weighted average number of stores in operation and a 6.2% decrease in comparable store sales (stores closed during the period are not included in comparable store net sales). These decreases were partially offset by increased net sales pertaining to liquidations of inventory at ten stores in the process of closing during the thirteen weeks ended May 5, 1995. Excluding the Company's 13 Texas/Mexico border stores (which have been adversely affected since December 1994 by a peso devaluation), net sales on a comparable store basis were relatively unchanged for the thirty-nine weeks ended November 3, 1995.

          Cost of sales as a percentage of net sales was relatively unchanged for the thirty-nine weeks ended November 3, 1995 compared to the comparable period of the prior year.

          Selling, advertising, general and administrative expenses increased from 32.5% of net sales for the thirty-nine weeks ended October 28, 1994 to 33.2% of net sales for the thirty-nine weeks ended November 3, 1995. The 6.3% decrease in the amount of selling, advertising, general and administrative expenses compared to the prior period was comparable to the 6.2% decrease in the weighted average number of stores open.

          Depreciation and amortization increased by 5.1% in the thirty-nine weeks ended November 3, 1995 compared to the comparable period of the prior year, due primarily to the increased number of the Company's stores having a full thirty-nine weeks of depreciation in the fiscal 1996 period as compared to the comparable period of the prior year.

          Other expense, net, increased to approximately $1,446,000 in the thirty-nine weeks ended November 3, 1995 compared to approximately $1,061,000 in the comparable period of the prior year, due primarily to increased interest expense attributable to a higher interest rate and increased borrowings under the Company's revolving credit line.

          The increase in the Company's loss before income taxes for the thirty-nine weeks ended November 3, 1995 compared to the thirty-nine weeks ended October 28, 1994 is primarily due to the Company's decrease in net sales, offset in part by a decrease in selling, advertising, general and administrative expenses.

Liquidity and Capital Resources
-------------------------------

          During the thirty-nine weeks ended November 3, 1995, the Company's cash on hand and borrowings under its revolving credit line provided funds used for operating activities of approximately $5,366,000, representing primarily an increase in inventories necessary for the Christmas selling season and merchandise for five new stores opened during the period and approximately $3,214,000 for funding of capital expenditures related primarily to such five new stores. As of December 8, 1995, the Company had approximately $4,127,000 available for use under its revolving credit line. See Note 3 to the Condensed Consolidated Financial Statements.

          There are no other store openings planned for fiscal 1996. One store is scheduled to open in April 1996 (fiscal 1997) in Atlanta, Georgia, an existing market.

          Closed store costs liability of approximately $1,880,000 pertains to the twelve stores closed in fiscal 1996 and includes primarily estimated lease payments to be disbursed over an estimated four year period: approximately $693,000, $387,000, $106,000 and $694,000 in fiscal 1996, 1997, 1998 and 1999, respectively. See Note 2 to the Condensed Consolidated Financial Statements.

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

          The Company believes its operating cash flow, its revolving credit line and its cash on hand will be adequate to finance its operations through fiscal 1996.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

          See Note 4 to the Condensed Consolidated Financial Statements regarding lawsuit filed in February 1995. Such lawsuit was also reported in the Company's annual report on Form 10-K for the fiscal year ended February 3, 1995. There have been no material developments with regard to the lawsuit during the quarter reported upon.

ITEM 2.   CHANGES IN SECURITIES
-------   ---------------------

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          An annual meeting of the stockholders of the Company was held on September 26, 1995. At such meeting Charles Siegel, Charles J. Fuhrmann II, Joseph Lehrman, James Raines, Cecil Schenker and Richard Sherman were re-elected as Directors of the Registrant. The results of such voting were as follows:

                        Voting for election of directors
                  Nominee                  For        Withheld
                  -------                  ---        --------
              Charles Siegel           10,213,088       44,170
           Charles J. Fuhrmann II       9,791,448      465,810
              Joseph Lehrman           10,217,363       39,895
               James Raines             9,774,823      482,435
              Cecil Schenker            9,786,923      470,335
             Richard Sherman           10,216,723       40,535

ITEM 5.   OTHER INFORMATION
-------   -----------------

          The Registrant reports no information, not previously reported in a report on Form 8-K, in lieu of filing a report on Form 8-K with respect to such information.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a)       Exhibits:

          Exhibit 15 - Review Report of Deloitte & Touche LLP

          No other exhibits are required to be filed by the Registrant under
Item 601 of Regulation S-K with this report on Form 10-Q.

(b)       Reports on Form 8-K.

          There were no reports on Form 8-K filed during the quarter ended November 3, 1995.

                                  SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                 50-OFF STORES, INC.



                                 By:CHARLES M. SIEGEL
                                    --------------------------------
                                    Charles M. Siegel, President and
                                    Chief Executive Officer




                                 By:JAMES G. SCOGIN
                                    --------------------------------
                                    James G. Scogin, Controller and
                                    Chief  Accounting Officer

                                 EXHIBIT INDEX



                                                                           PAGE
                                                                           ----
                                  DESCRIPTION
                                  -----------

Exhibit 15   Review Report of Deloitte & Touche LLP                          20

Exhibit 27   Financial Data Schedule                                         21