Form 10-K
period 1996-02-02
50 OFF STORES INC
filed 1996-05-30
CIK 735584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 2, 1996
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
                                 (210) 805-9300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                        NAME OF EXCHANGE ON WHICH REGISTERED
- -------------------                        ------------------------------------
       NONE                                               NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                              -------------------
                         COMMON STOCK, $0.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes: [X] No: [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 10, 1996, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sale price of the Common Stock of the Registrant as quoted on the National Association of Securities Dealers Automated Quotation System was $13,344,751 (for purposes of calculating this amount only, directors, officers, and beneficial owners of 5% or more of the common stock of Registrant have been deemed affiliates).

     The number of shares of the Common Stock of the Registrant outstanding as of May 10, 1996 was 12,200,915.

     There are 44 pages in the sequentially numbered, manually signed original. The exhibit index is located on page 41.

                                FORM 10-K INDEX



                                     PART I

                                                                            PAGE
                                                                            ----

ITEM 1  BUSINESS ..........................................................   3
ITEM 2  PROPERTIES ........................................................   9
ITEM 3  LEGAL PROCEEDINGS .................................................  11
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  12

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS ...................................  12
ITEM 6  SELECTED FINANCIAL DATA ...........................................  13
ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ...............................  14
ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................  19
ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE ...............................  19

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................  20
ITEM 11 EXECUTIVE COMPENSATION ............................................  20
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT ....................................................  20
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................  20

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
        AND REPORTS ON FORM 8-K ...........................................  20

                                     PART I

ITEM 1.   BUSINESS

         50-OFF Stores, Inc. ("50-OFF" or the "Company") is a regional, off-price retailer operating 101 stores under the name "50-OFF" in 11 states in the southern and southwestern United States. The Company's targeted customers are value-conscious shoppers, those with low-to-moderate income and greater sensitivity to price than customers of discount retailers and other "bargain hunters."

         50-OFF stores primarily offer moderately priced, regionally and nationally advertised merchandise, including family apparel and non-apparel goods such as domestics, housewares and giftware, home furnishings, shelf-stable food products, toys and health and beauty aids. The Company's merchandise strategy is to offer a mix of products that may fluctuate by category based on customer needs and buying trends and availability of products at close-out prices. In response to recent shifts in consumer demand, the Company has increased its emphasis on non-apparel merchandise. As a result, non-apparel merchandise sales have increased from 25.0% of merchandise sales in fiscal 1992 to 39.7% in fiscal 1996.

         The Company buys merchandise from manufacturers and other vendors at lower than regular wholesale prices. The Company's distribution system generally allows for merchandise delivery to its stores as quickly as ten days after placing an order and provides the Company with the flexibility to purchase and deliver merchandise for all or selected stores. This buying strategy, distribution system and merchandising approach are intended to enable the Company to minimize inventory costs and to offer its customers the right mix of products at the right time at substantial savings.

HISTORICAL AND RECENT DEVELOPMENTS

         The Company achieved strong growth in stores, sales and earnings for a number of years after its development of the 50-OFF store concept in fiscal 1987. When the Company began to experience declines in comparable store sales and operating results, management made significant changes to its operations, including closing underperforming stores, limiting new store openings to existing markets, recruiting new merchandising management and increasing sales of non-apparel merchandise as a percentage of total sales. These changes resulted in improved financial performance for the Company; however, certain external factors, including the Mexican Government's devaluation of the peso in December 1994 and unseasonal weather in its market areas had a negative effect on the Company's operating performance in late fiscal 1995. The Company had a net loss of $8,024,000 in fiscal 1995, including store closing costs of approximately $5,019,000.

         The Company's financial performance in fiscal 1996 continued to be disappointing, especially in the second half. Net sales for the fifty-two weeks ended February 2, 1996 decreased 13.2% to $175,023,000, and the Company had a net loss of $6,778,000. Sales on a comparable store basis were down 8.7% (3.4%, excluding the border stores). Fiscal 1995 results were for a fifty-three week period and reflected the operations of 111.8 weighted average stores (104.0 for fiscal 1996). During fiscal 1996, certain factors negatively affected operating results:

          o the breach of certain foreign purchasers in an international offering by the Company in late fiscal 1995 of their contractual obligation to purchase in aggregate 1,500,000 shares of Common Stock at $3.65 per share ($5,475,000 in aggregate) led to a continuing increase in borrowings by the Company under its line of credit loan facility (and a decrease in availability under the line) and contributed to an increase in the interest rate on borrowings under the line; therefore, the Company experienced an approximately $873,000 increase in its net interest expense for fiscal 1996 compared to fiscal 1995;
          o such breach, and the resulting lack of the planned equity infusion and decrease in availability under the line of credit loan facility, negatively impacted the Company's perceived creditworthiness with sources of trade credit, which led, in some cases, to shorter payment terms and/or less credit support from such sources;

          o concerns of sources of trade credit with the financial stability of the retail industry, generally, and with the continuing negative impact of the economic turmoil in Mexico on retailers with border exposure similarly affected payment terms and credit support from such sources;
          o the economic weakness along the Texas/Mexico border continued to negatively affect sales and operating results; the Company's border stores experienced an approximately $10.2 million (32.0%) drop in sales to $21.8 million for fiscal 1996 compared to $32.0 million for fiscal 1995;
          o the physical inventory taken at fiscal year end resulted in an unanticipated $963,000 charge to operating results for additional inventory shrinkage; and
          o disappointing sales during the "Back-to-School" and Christmas/holiday selling seasons contributed to lower than expected sales.

         During fiscal 1996, the Company took the following affirmative steps in its continuing efforts to achieve a more disciplined cost structure, to lessen vulnerability to external factors and to attain profitability:

          o filed lawsuits against the defaulting foreign purchasers and others involved in the international offering by the Company in an effort to obtain appropriate remedies, including either the agreed upon proceeds or the shares themselves, as well as the Company's actual and punitive damages (see Item 3. Legal Proceedings, below);
          o completed its store consolidation program by closing 14 stores (anticipated fiscal 1996 store closing costs totaling approximately $4,107,000 were charged to operating results for fiscal 1995; as a result of the favorable experience in negotiating certain lease termination costs, the Company reversed a portion of this charge, approximately $409,000, in the fourth quarter of fiscal 1996);
          o    opened five stores;
          o negotiated monthly rent reductions in a significant number of its 100 continuing stores with the cooperation of its landlords;
          o engaged a new, San Antonio-based marketing and advertising agency;
          o made changes in merchandising management to contribute to the flexibility it seeks in its product offering mix; and
          o made plans to expand its offering of shelf-stable food product through its neighborhood stores (to lessen seasonality and to increase store traffic), a logical extension of its merchandising commitment to offer its customers the products they need, conveniently and at the best prices.

SUBSEQUENT EVENTS

         While significant operating losses continued through the Company's first fiscal quarter of 1997 (final results are not yet available), in late February, the Company began to address its liquidity problem by restructuring certain debt obligations, including its unsecured trade obligations owed to vendors and its long term notes with an insurance company. With the support of its vendors, 50-OFF implemented a payment plan with respect to its $8,447,000 of unsecured trade payables as of February 26, 1996. Under the plan, such payables will be paid in full within a two year period. The restructuring of the long term notes, including an extension of the maturity, reduced monthly debt service requirements (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, below).

         On May 7, 1996, the Company's Board of Directors accepted the resignation of Charles Siegel from his positions as President and Chief Executive Officer of the Company, as well as his position on the Board. Mr. Siegel, who resigned to pursue other endeavors, was a co-founder of the Company. Upon accepting Mr. Siegel's resignation, the Board acted to appoint Charles J. Fuhrmann II to the positions of President, Chief Executive Officer and Chief Financial Officer. Mr. Fuhrmann, a Director of the Company since October 1994, has served in various consulting capacities for 50-OFF, including Acting Chief Administrative and Financial Officer until his new appointment. Mr. Fuhrmann, most recently a private investor and strategic and financial consultant, was formerly Managing Director-Investment Banking with Merrill Lynch & Co. in New York. Other management changes included the promotions of Allen Fields to Senior Vice President - Operations, Joe Goldstein to Senior Vice President Merchandise and James Scogin to Vice President - Controller, Chief Accounting Officer and Assistant Secretary.

         On May 13, 1996, the Company entered into a new $22.5 million revolving credit arrangement with Foothill Capital Corporation and GBFC, Inc. which provides for a 60.75% advance rate on eligible inventory (63.75%, September 16 - December 15; 55.75%, December 16 - February 28) with interest set at prime plus 1.75%. The new loan facility matures on May 31, 1998. This facility replaces a prior commitment of $20.0 million providing for a 45% advance rate with interest set at prime plus 1.75% expiring on January 12, 1998. The Company expects the increased liquidity under the new facility to provide important cash resources to 50-OFF and, with the other restructurings discussed above, increased creditworthiness. In conjunction with the establishment of this new facility, the Company issued Foothill Capital and GBFC, Inc. a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, below). As of May 13, 1996, the Company had approximately $4,061,000 available for use under its line of credit.

         For the balance of fiscal 1997, management has developed and is implementing a business strategy (see Business Strategy, below) which seeks to achieve higher gross margins than in fiscal 1996 and profitability. The key elements of this strategy are more close-out buying, higher initial mark-ups, less promotional pricing, new "hardlines" categories, elimination of certain "softline" categories subject to high mark-downs and shrink, extensive programs to reduce and control shrink generally and a reduced expense structure. Although management believes that it has developed an appropriate plan for the Company in its current environment, no assurance can be given that the Company will be successful in its efforts to improve operations and reverse recent operating trends.

BUSINESS STRATEGY

         50-OFF's mission is to create a shopping experience that surpasses customers' expectations as it seeks to be a leading off-price retailer of close-out merchandise to low-to-moderate income customers and other "bargain hunters" in the markets it serves. The major elements of the Company's strategy include:

         Value Leadership: 50-OFF intends to offer its customers a broad selection of quality merchandise that maintains the credibility and integrity of the Company's value pricing structure while providing a pleasant and convenient shopping experience.

         Distinctive Marketing: The Company plans to differentiate itself from other retail stores through its close-out purchasing and value pricing.

         Purchasing at Discount Prices: The Company will purchase a majority of its merchandise at close-out (substantially lower than regular wholesale) prices relying upon its buyers' knowledge of, and reputation among, manufacturers and other vendors and its willingness to purchase in large quantities, in special situations, in odd lots and for immediate delivery.

         Merchandising: The Company will offer a mix of products that may fluctuate by category, by season and by store based on customer needs and buying trends and availability of products at close-out prices.

         Emphasis on Low Operating Costs: The Company will focus on maintaining low operating costs through its cost-effective, drop-ship distribution system, its approach to store leases (traditionally in strip centers), its particularly low store operating expenses, further reductions in store support center expenses and a corporation-wide effort to minimize inventory shrinkage.

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

MERCHANDISING

         50-OFF stores primarily offer moderately priced, regionally and nationally advertised merchandise, including apparel for men, women and children as well as non-apparel goods such as domestics, housewares and giftware, home furnishings, shelf-stable food products, toys and health and beauty aids. To respond to a sluggish economy for apparel sales, as consumers concentrated more on home decor and improvement purchases, the Company has increasingly emphasized the merchandising of non-apparel products, which generally have higher maintained gross margins.

         Merchandise in 50-OFF stores, previously ticketed at twice the sales price, is now ticketed "Priced Right at" the price to be paid by customers for their convenience, to avoid confusion at the cash registers and to minimize shrink. These prices are based upon a combination of factors which include: the price paid for such merchandise; the wholesale price paid by full-price department stores and traditional department store markups; manufacturers' suggested retail prices; locally and nationally advertised prices; and comparison shopping by the Company's buyers and district, area and store managers.

         In each store, apparel is neatly displayed on modern fixtures. Private mirrored dressing rooms are provided. Other merchandise, including certain prepackaged apparel items, is conveniently displayed on gondolas or tables within easy reach of customers. The Company strives to make sales personnel promptly available to customers desiring assistance. Purchases are made at cash registers located at the front of each store near the entrance and exit doors. Approximately 97% of net sales for fiscal 1996 were for cash and 3% were from credit card charges. In order to give customers a payment alternative, especially with respect to larger ticket items, the Company introduced a layaway program in November 1993. Most of the stores now have layaway facilities to serve those customers who wish to pay for merchandise over a period of up to 60 days during the Easter/spring, "Back-to-School" and Christmas/holiday selling seasons. Layaway sales accounted for approximately 6% of net sales in fiscal 1996, and layaway fees are included in the Company's reported net sales.

ADVERTISING AND MARKETING

         In December 1995, the Company engaged a new advertising and marketing agency and has implemented a new advertising program. The Company's new program is focusing on advertising that offers substantive differentiation from its competitors and reimaging the Company as a close-out retailer. The Company does not believe that this new advertising program will increase advertising expenditures.

         The Company has developed a new pricing statement which accentuates the low price image implied by the Company's 50-OFF name but strategically avoids any confusion or resistance evoked by the natural question, "50% off of what?" The new pricing statement, "Priced Right. In Your Neighborhood," capitalizes on the low price image while highlighting the quality merchandise benefit and convenience. The pricing statement is now being communicated to customers through in-store signs and print and electronic media.

PURCHASING

         The Company's buyers purchase goods at lower than regular wholesale prices from manufacturers and other vendors. The following factors contribute to the Company's ability to obtain quality merchandise at reduced wholesale prices:

          o    manufacturers' overproduction;
          o    cancellations of orders by other retailers;
          o merchandise which does not meet other retailers' delivery deadlines for various reasons, including import delays;
          o merchandise not shipped to other retailers that have credit problems;
          o ability of the Company to buy goods at a time closer to a target season, or, in some cases, out of season, which is generally not the normal buying pattern of most other retail stores;

          o    excess merchandise accumulated by vendors;
          o    packaging changes by manufacturers;
          o    increased availability of import purchases from the Far East in the form of close-outs and in-stock lots of overproduction;
          o    utilization of left-over piece goods available after production for traditional department stores and discount retailers;
          o    discontinued goods;
          o ability to commit for categories of merchandise produced specifically for the Company; and
          o ability of the Company to prepay or accept abbreviated credit terms.

Appropriately missing from the above list are manufacturers' fashion and quality mistakes; it is the Company's policy to offer quality merchandise.

         The Company purchases merchandise from more than 1,300 manufacturers and other vendors. No single manufacturer or other vendor supplied a significant percentage of the Company's merchandise during the last fiscal year, or, in the opinion of the Company, is material to its operations. The Company's financial credibility and good relationships with manufacturers and other vendors, generally, are critical to its success.

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

DISTRIBUTION SYSTEM

         Substantially all of the Company's merchandise is shipped directly from manufacturers or vendors to store locations through two freight consolidation points. This distribution system generally allows merchandise delivery to the Company's stores as quickly as ten days after placing an order and, in addition, gives the Company the flexibility to purchase merchandise for all or a small number of its stores.

STORE OPERATIONS

         Substantially all merchandise decisions with respect to prices, markdowns and advertising are made on an individual store basis by management at the Company's store support center in San Antonio, Texas. The Company has district and area managers who visit each of the Company's stores on a regular basis to review the implementation of Company policy, monitor operations and review inventories and the presentation of merchandise. Accounting and general financial functions for the Company's stores are also conducted at the store support center.

         Each 50-OFF store has a manager responsible for supervision and overall operations and one or more assistant managers. Store managers receive a fixed salary and are eligible for bonuses primarily based on their control of inventory and on their achieving a targeted increase in sales over budgeted amounts.

SERVICE MARKS AND PATENTS

         The Company has registered its principal logos, which include the phrases "The 50-OFF," "50-OFF, Why Pay More", "50-OFF STORES, WHERE YOU SAVE AS MUCH AS YOU SPEND," "LOTS OFF" and "50-OFF" as service marks in the principal register with the U.S. Patent and Trademark Office. "The 50-OFF" mark is also registered in Mexico.

EMPLOYEES

         At May 10, 1996, the Company had approximately 1,126 full time employees, 95 corporate management, administrative and clerical personnel, 10 buyers, 56 distribution and transportation personnel, 965 store management and store personnel and approximately 1,492 part-time store employees. Additional part-time employees are usually hired during the busier Easter/spring, "Back-to-School" and Christmas/holiday selling seasons.

          None of the Company's employees are represented by a union, and employee relations are considered satisfactory.

COMPETITION

         The Company faces intense competition for customers, for access to quality merchandise and for suitable store locations from regional and national close-out, off-price and discount retail chains, traditional department stores and specialty retailers. Certain of the Company's competitors have greater financial and marketing resources than the Company. In addition, in the recent past the Company has experienced more direct price competition from certain department store chains for limited time periods as a result of promotional pricing activity. The Company may face similar periods of intense competition in the future, which could have an adverse effect on its financial results.

IMPACT OF MEXICAN ECONOMIC CONDITIONS

         Although the Company has in recent years significantly reduced its dependence upon border store operations by expansion to other markets, the Company's activities were historically dependent to a significant degree upon its stores located in Texas cities along the Mexican border. During fiscal 1996, approximately 12% of the Company's net sales were attributable to the Company's 13 border stores.

         Mexican peso devaluations and duty-free import restrictions, and the enforcement thereof, have from time to time significantly reduced purchases by Mexican nationals, who constitute a significant portion of the Company's customers in certain of its border locations, and have resulted in decreases in sales during such periods. The Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas 1994, and the Company's 10 border stores most dependent upon Mexican nationals for their sales experienced a significant drop of approximately $731,000, or 20%, in sales for the last seven weeks of fiscal 1995 compared to the same period in fiscal 1994. The continuing economic weakness along the border and further erosion of the peso continued to negatively affect sales and operating results in the Company's 13 border stores throughout fiscal 1996; the Company's border stores experienced an approximately $10.2 million (32.0%) drop in sales to $21.8 million for fiscal 1996 compared to $32.0 million for fiscal 1995. With the continued erosion of the value of the peso well into fiscal 1996 and with the current peso value still well below its comparable level a year ago, sales in the Company's border stores have continued to suffer through the first quarter of fiscal 1997. While the Company cannot predict the ultimate effect on fiscal 1997 results, continuing weakness in the border economy and negative comparable peso values would have a continuing negative effect on sales and other operating results.

         The United States, Mexico and Canada have entered into NAFTA, a trilateral free trade agreement which is generally expected, among other things, to stimulate significant long term growth and development of the Mexican economy. Because NAFTA is in its early stages and because of the continuing economic turmoil since the Mexican Government devalued the peso, it is not possible to determine what effect the agreement may ultimately have on the Company's operations. The potential development of more competitive retail operations in Mexico may adversely affect the performance of the Company's border stores; however, the Company believes that its border stores have not been adversely affected by any increased Mexican retail activity to date. The Company anticipates that the effect of NAFTA upon its operations may, in fact, be favorable overall, because the Company's border stores have historically operated most profitably during periods when the Mexican economy has prospered.

ITEM 2.  PROPERTIES

         The Company's 101 existing stores are all leased and range in size from 16,000 to 50,000 square feet, with most containing at least 22,000 square feet. The majority of the Company's stores are located in strip shopping centers or malls. The Company's policy is to locate stores in areas where demographics indicate that its targeted customers have easy access to the location and where the targeted customer base is large enough to support a store. The Company currently operates approximately 50% of its stores in the state of Texas. The remainder of the Company's stores are located in 10 other states, primarily in the southern and southwestern United States.

         The Company opened a total 22 stores in fiscal 1994, five stores in fiscal 1995 and five stores in fiscal 1996. The Company has opened one store in fiscal 1997 and has no other lease commitments for additional stores. In connection with its consolidation plan, the Company closed nine stores during fiscal 1994, seven during fiscal 1995 and 14 stores in fiscal 1996. The Company's store in Odessa, Texas is scheduled to close May 31, 1996.

         In fiscal 1996, 1995 and 1994, the Company paid an average of $ .28, .33 and .33 per square foot, respectively, per month in rent for its leased store facilities, including both minimum rent and percentage rent. Store leases generally provide for yearly minimum rentals of between $3.00 and $4.00 per square foot (paid in equal monthly installments) plus a pro-rata share of increases from the initial lease year for other charges, including real estate taxes, common area maintenance and property insurance. In addition, the majority of store leases provide for percentage rental payments. During fiscal 1996, the Company incurred and expensed an aggregate of approximately $9,743,000 in fixed rent and an aggregate of approximately $170,000 as additional percentage rent. Minimum rental commitments (excluding renewal options) under leases having a term of more than one year at February 2, 1996 are approximately $9,285,000 for the fiscal year ending January 31, 1997.

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

         The Company owns its equipment, furniture and fixtures which are well-maintained and suitable for its present store requirements. The Company owns its store support center in San Antonio, Texas.

         For additional information, see Note 7 of Notes to Consolidated Financial Statements for the fiscal year ended February 2, 1996.

         The following is a list of the Company's 101 stores as of May 10, 1996 by state and city.

            ALABAMA (5)                         NEW MEXICO (5)                           TEXAS (51)
          Birmingham (2)                       Albuquerque (3)                            Abilene
            Huntsville                           Farmington                               Amarillo
            Montgomery                           Las Cruces                              Austin (2)
            Tuscaloosa                                                                    Beaumont
                                                                                       Brownsville (2) *
            ARKANSAS (1)                     NORTH CAROLINA (3)                            Bryan
            Little Rock                        Charlotte (3)                          Corpus Christi
                                                                                    Dallas-Fort Worth (9)
            FLORIDA (6)                        OKLAHOMA (5)                              Del Rio *
          Jacksonville (3)                        Lawton                                Eagle Pass*
            Pensacola                        Oklahoma City (3)                          El Paso (3)*
            Tampa (2)                              Tulsa                                 Harlingen*
                                                                                        Houston (10)
            GEORGIA (7)                      SOUTH CAROLINA (1)                          Laredo (2)*
            Atlanta (5)                          Charleston                                Lubbock
             Smyrna                                                                        Mcallen*
             Augusta                                                                       Midland
                                                                                           Odessa**
           LOUISIANA (10)                      TENNESSEE (7)                                Pharr*
          Baton Rouge (2)                       Chattanooga                              Port Arthur
           Bossier City                         Memphis (5)                                 Roma*
           Lake Charles                          Nashville                               San Angelo
              Monroe                                                                   San Antonio (6)
          New Orleans (4)                                                                    Waco
            Shreveport


- ---------
 * Border stores (13)
** To be closed May 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

         On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc.
                                                            -------------------
v. Banque Paribas (Suisse) S.A. Betafid, S.A., Yanni Koutsoubos, Andalucian
- ---------------------------------------------------------------------------
Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd.,
- -------------------------------------------------------------------------
Dennis Morris, Howard White, and Morris & Associates, Case No. SA-95-CA-0159]
- -----------------------------------------------------
in United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A., Betafid S.A., three purchaser entities allegedly controlled by them and certain affiliated individuals in connection with the breach by certain of the defendants of their contractual obligation to purchase an aggregate of 1,500,000 shares of the Company's common stock at $3.65 per share. The lawsuit also includes securities fraud, promissory estoppel, conspiracy and conversion claims. The conversion claim relates to actions of the defendants in removing the shares from an escrow account into which they had been issued for authentication purposes, even though the defendants have never paid anything for such shares. The Company seeks recovery of actual and punitive damages, an injunction against the defendant's transfer of such stock in violation of the Securities Act, pre- and post-judgment interest, attorneys' fees and such other remedies to which the Company may show itself entitled.

         Dennis Morris has answered the Complaint. Defaults have been sought and/or entered against Andalucian Villas, Brocimast and Koutsoubos for failure to appear. Banque Paribas, Betafid and Howard White have moved to dismiss the action for lack of jurisdiction and forum non conveniens.

         Written discovery has been served on all defendants who have appeared. The Court referred all pretrial matters to U.S. Magistrate Judge John W. Primomo who entered an order requiring Paribas and Betafid to make witnesses available in the United States for depositions. Paribas appealed that decision.

         On January 9, 1996, the Company filed a lawsuit [50-OFF Stores, Inc.
                                                          -------------------
v. Jefferies & Company, Inc. and Jefferies International, Ltd., Cause No.
- ---------------------------------------------------------------
96-CI-00349] in Bexar County District Court in San Antonio, Texas against the Company's placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleges that the defendants breached their contracts with the Company, breached their fiduciary duties to the Company and were reckless or grossly negligent in failing to investigate properly the qualifications of the purchasers they introduced to the Company. The Company seeks to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorney's fees.

         Both defendants have answered the Petition and raised the affirmative defense of contributory negligence. Additionally, Jefferies & Company filed a cross-claim against Howard White. Discovery is proceeding.

         The Company will continue to prosecute these cases vigorously. The Company believes its claims against these defendants are meritorious.

         The Company, based upon advice of counsel, believes that it will obtain a judgment against one or more defendants in these cases, however, the collectibility of any such judgment is uncertain at this time. Until the matter has been resolved, the Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. If the Company is unable to collect amounts due and the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the amount of the uncollected subscription receivable will be recorded in the consolidated financial statements. Damages awarded to the Company, if any, in excess of the subscriptions receivable ultimately received for the issuance of these shares would be credited to earnings.

         The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal 1996.

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

                              RANGE OF SALE PRICES

                                                                  HIGH       LOW
                                                                  ----       ---

For Fiscal Year Ended February 3, 1995:
      Quarter ended April 29, 1994 .........................     $7.13     $3.63
      Quarter ended July 29, 1994 ..........................      4.75      2.75
      Quarter ended October 28, 1994 .......................      5.50      3.75
      Quarter ended February 3, 1995 .......................      5.25      2.63
For Fiscal Year Ended February 2, 1996:
      Quarter ended May 5, 1995 ............................      3.00      1.25
      Quarter ended August 4, 1995 .........................      2.50      1.75
      Quarter ended November 3, 1995 .......................      2.25      1.19
      Quarter ended February 2, 1996 .......................      1.94      0.50


         The Company has never paid cash dividends on shares of Common Stock. Management presently intends to retain cash for the operation and expansion of the Company's business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company is precluded from paying dividends on its Common Stock by the terms of its line of credit agreement. See Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein.

         As of May 10, 1996, the number of record holders of the Company's Common Stock was 792.

         On May 10, 1996, the last reported sale price of the Common Stock on the NASDAQ National Market System was $1.09 per share.

ITEM 6.  SELECTED  FINANCIAL DATA

         The following selected financial data should be read in conjunction with and are qualified in their entirety by, the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10K.


                                                                                   FISCAL YEARS ENDED
                                                            ---------------------------------------------------------------------

                                                                 FEB. 2,       FEB. 3,       JAN. 28,      JAN. 29,     JAN. 31,
                                                                  1996          1995          1994          1993         1992
STATEMENT OF OPERATIONS DATA:                                          (dollars in thousands, except per share data)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .    $ 175,023     $ 201,543    $  199,589     $ 181,035    $  130,085
Cost of sales . . . . . . . . . . . . . . . . . . . . . . .      118,629       135,560       137,784       120,184        86,242
                                                               ---------     ---------    ----------     ---------    ----------
Gross profit  . . . . . . . . . . . . . . . . . . . . . . .       56,394        65,983        61,805        60,851        43,843
Selling, advertising, general and administrative
  expenses (1)  . . . . . . . . . . . . . . . . . . . . . .       57,377        63,827        65,477        46,029        30,371
(Loss) income before cumulative effect of a change
  in accounting principle (2) (8) . . . . . . . . . . . . .       (6,778)       (8,024)       (5,512)        4,815         6,460
Cumulative effect of a change in accounting principle,
  net of income tax benefit (1) . . . . . . . . . . . . . .            -             -        (3,404)            -             -
Net (loss) income applicable to common stock  . . . . . . .    $  (6,778)    $  (8,024)   $   (8,916)    $   4,815    $    6,460
Primary (loss) income per common share before cumulative
  effect of a change in accounting principle (3)  . . . . .    $    (.56)    $    (.76)   $     (.53)    $    0.45    $     0.64
Fully diluted (loss) income per common share before
  cumulative effect of a change in accounting
  principle (3) . . . . . . . . . . . . . . . . . . . . . .    $    (.56)    $    (.76)   $    (0.53)    $    0.45    $     0.63
Fully diluted (loss) income per common share (3)  . . . . .    $    (.56)    $    (.76)   $    (0.86)    $    0.45    $     0.63

PRO FORMA AMOUNTS:  (4)
Net income  . . . . . . . . . . . . . . . . . . . . . . . .                                              $   3,275    $    5,578
Primary income per common share . . . . . . . . . . . . . .                                              $    0.30    $     0.55
Fully diluted income per common share . . . . . . . . . . .                                              $    0.30    $     0.54

OTHER DATA:
Stores open at beginning of period  . . . . . . . . . . . .          109           111            98            66            46
New stores  . . . . . . . . . . . . . . . . . . . . . . . .            5             5            22            32            20
Stores closed . . . . . . . . . . . . . . . . . . . . . . .           14             7             9             0             0
Stores open at end of period  . . . . . . . . . . . . . . .          100           109           111            98            66
Apparel sales as a percentage of merchandise sales (5)  . .         60.3%         63.1%         69.2%         72.2%         75.0%
Non-apparel sales as a percentage of merchandise sales (5).         39.7%         36.9%         30.8%         27.8%         25.0%
Comparable store sales (decrease) increase from prior
period (6)  . . . . . . . . . . . . . . . . . . . . . . . .        (8.7)%          2.6%        (9.5)%        (1.2)%         20.7%
Apparel merchandise gross margin  . . . . . . . . . . . . .         31.2%         31.5%         28.8%         32.2%         32.3%
Non-apparel merchandise gross margin  . . . . . . . . . . .         32.8%         34.3%         33.2%         34.3%         35.0%
Total gross margin (7)  . . . . . . . . . . . . . . . . . .         32.2%         32.7%         31.0%         33.6%         33.7%
Markdowns as a percentage of merchandise sales (5)  . . . .          7.1%          7.1%          9.0%          5.9%          5.3%
Shrinkage as a percentage of merchandise sales (5)  . . . .          4.4%          3.9%          4.1%          3.0%          3.0%

BALANCE SHEET DATA:
Working capital . . . . . . . . . . . . . . . . . . . . . .    $  11,189     $   8,503    $   12,909     $  21,471    $   25,469
Total assets  . . . . . . . . . . . . . . . . . . . . . . .       55,449        62,676        67,601        72,123        56,376
Long-term obligations, excluding current maturities . . . .       15,198        14,012         6,403         1,364           763
Stockholders' equity. . . . . . . . . . . . . . . . . . . .    $  21,779     $  28,557    $   35,683     $  44,389    $   38,280

- ---------

(1) Effective with the beginning of fiscal 1994, the Company changed its method of accounting for pre-opening store costs to expense such costs as incurred rather than capitalizing such costs and amortizing them over a period of 12 months from the store opening date. Amounts indicated for February 2, 1996, February 3, 1995 and January 28, 1994 include pre-opening expenses of $309,035, $250,864 and $3,932,554, respectively.

(2) Amounts indicated for February 2, 1996, February 3, 1995 and January 28, 1994 include closed store costs of ($409,145), $5,018,593 and $722,534, respectively. See Note 5 of Notes to Consolidated Financial Statements.

(3) Primary and fully diluted (loss) income per common share are calculated after dividends paid on cumulative preferred stock. Preferred stock dividend was $26,137 in fiscal 1992. There are currently no outstanding shares of preferred stock.

(4) The "Pro Forma Amounts" shown above assume the accounting method for pre-opening store costs is applied retroactively.

(5) Merchandise sales are net sales less other revenues, principally layaway fees and rental income from leased shoe departments.

(6) Comparable store data are calculated based on stores which have been open over 24 months.

(7) Total gross margin represents gross profit calculated as a percentage of net sales.

(8) In fiscal 1996 and 1995, no income tax benefit was recorded in accordance with Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes."

No cash dividends with respect to the Company's Common Stock were paid during any of the fiscal years referred to in the foregoing table.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company achieved strong growth in stores, sales and earnings for a number of years after its development of the 50-OFF store concept in fiscal 1987. When the Company began to experience declines in comparable store sales and operating results, management made significant changes to its operations, including closing underperforming stores, limiting new store openings to existing markets, recruiting new merchandising management and increasing sales of non-apparel merchandise as a percentage of total sales. These changes resulted in improved financial performance for the Company; however, certain external factors, including the Mexican Government's devaluation of the peso in December 1994 and unseasonal weather in its market areas had a negative effect on the Company's operating performance in late fiscal 1995. The Company had a net loss of $8,024,000 in fiscal 1995, including store closing costs of approximately $5,019,000.

         The Company's financial performance in fiscal 1996 continued to be disappointing, especially in the second half. Net sales for the fifty-two weeks ended February 2, 1996 decreased 13.2% to $175,023,000, and the Company had a net loss of $6,778,000. Sales on a comparable store basis were down 8.7% (3.4%, excluding the border stores). Fiscal 1995 results were for a fifty-three week period and reflected the operations of 111.8 weighted average stores (104.0 for fiscal 1996). During fiscal 1996, certain factors negatively affected operating results and corporate liquidity (see Liquidity and Capital Resources, below):

          o the breach of certain foreign purchasers in an international offering by the Company in late fiscal 1995 of their contractual obligation to purchase in aggregate 1,500,000 shares of Common Stock at $3.65 per share ($5,475,000 in aggregate) led to a continuing increase in borrowings by the Company under its line of credit loan facility (and a decrease in availability under the line) and contributed to an increase in the interest rate on borrowings under the line; therefore, the Company experienced an approximately $873,000 increase in its net interest expense for fiscal 1996 compared to fiscal 1995;
          o such breach, and the resulting lack of the planned equity infusion and decrease in availability under the line of credit loan facility, negatively impacted the Company's perceived creditworthiness with sources of trade credit, which led, in some cases, to shorter payment terms and/or less credit support from such sources;

          o concerns of sources of trade credit with the financial stability of the retail industry, generally, and with the continuing negative impact of the economic turmoil in Mexico on retailers with border exposure similarly affected payment terms and credit support from such sources;
          o the economic weakness along the Texas/Mexico border continued to negatively affect sales and operating results; the Company's border stores experienced an approximately $10.2 million (32.0%) drop in sales to $21.8 million for fiscal 1996 compared to $32.0 million for fiscal 1995;
          o the physical inventory taken at fiscal year end resulted in an unanticipated $963,000 charge to operating results for additional inventory shrinkage; and
          o disappointing sales during the "Back-to-School" and Christmas/holiday selling seasons contributed to lower than expected sales.

         During fiscal 1996, the Company took the following affirmative steps in its continuing efforts to achieve a more disciplined cost structure, to lessen vulnerability to external factors and to attain profitability:

          o filed lawsuits against the defaulting foreign purchasers and others involved in the international offering by the Company in an effort to obtain appropriate remedies, including either the agreed upon proceeds or the shares themselves, as well as the Company's actual and punitive damages;
          o completed its store consolidation program by closing 14 stores (anticipated fiscal 1996 store closing costs totaling approximately $4,107,000 were charged to operating results for fiscal 1995; as a result of the favorable experience in negotiating certain lease termination costs, the Company reversed a portion of this charge, approximately $409,000, in the fourth quarter of fiscal 1996);
          o    opened five stores;
          o negotiated monthly rent reductions in a significant number of its 100 continuing stores with the cooperation of its landlords;
          o engaged a new, San Antonio-based marketing and advertising agency;
          o made changes in merchandising management to contribute to the flexibility it seeks in its product offering mix; and
          o made plans to expand its offering of shelf-stable food product through its neighborhood stores (to lessen seasonality and to increase store traffic), a logical extension of its merchandising commitment to offer its customers the products they need, conveniently and at the best prices.

LIQUIDITY AND CAPITAL RESOURCES

         The Company began fiscal 1996 with cash of $2,062,676. During the year, the Company increased borrowings by a net of $3,061,021, used $1,090,802 in operating activities, used $3,691,561 for capital expenditures in refurbishing existing stores and opening five stores and ended the year with cash on hand of $341,334. The Company had a line of credit loan facility for up to $20,000,000, obtained in January 1994, which was to expire on January 12, 1998; permitted loans up to the lesser of (i) 45% of eligible inventory or (ii) 80% of liquidation value of inventory, both minus $1,500,000; and bore interest at 1.75% over the prime rate. The line of credit was secured by inventory and other assets of the Company and contained minimum tangible net worth, minimum working capital and minimum pre-tax profit financial covenants. The maximum amounts outstanding under the line of credit during fiscal 1996 and fiscal 1995 were approximately $16,834,000 and $13,312,000, respectively. Peak cash requirements have historically occurred in the late third and early fourth fiscal quarters. As of February 2, 1996, the Company had approximately $23,000 in letters of credit and had approximately $143,000 available for use under its line of credit.

         The Company opened five stores during fiscal 1996. The Company has opened one store in fiscal 1997 and has no other lease commitments for additional stores. Further store openings will depend upon the sales and income performance of existing stores and the Company's ability to obtain attractive leases for locations in existing markets where the targeted customer base is large enough to support additional stores.

         As stated above, during fiscal 1996, certain factors negatively affected the Company's liquidity, including significant operating losses. While significant operating losses continued through the Company's first fiscal quarter of 1997 (final results are not yet available), in late February, the Company began to address its liquidity problem and anticipated violations of financial covenants in its credit agreements by restructuring certain debt obligations, including its unsecured trade obligations owed to vendors and its long term notes with an affiliate of an insurance company. With the support of its vendors, 50-OFF implemented a payment plan with respect to its $8,447,000 of unsecured trade payables as of February 26, 1996. Under the plan, such payables will be paid in full within a two year period. The restructuring of the notes, including an extension of the maturity, reduced monthly debt service requirements.

         On May 13, 1996, the Company entered into a new $22.5 million revolving credit arrangement with Foothill Capital Corporation and GBFC, Inc. which provides for a 60.75% advance rate on eligible inventory (63.75%, September 16 - December 15; 55.75%, December 16 - February 28) with interest set at prime plus 1.75%. The new loan facility matures on May 31, 1998. This facility replaces a prior commitment of $20.0 million providing for a 45% advance rate with interest set at prime plus 1.75% expiring on January 12, 1998. The Company expects the increased liquidity under the new facility to provide important cash resources and, with the other restructurings discussed above, increased creditworthiness. In conjunction with the establishment of this new facility, the Company issued Foothill Capital and GBFC, Inc. a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share (see
Note 4 of Notes to Consolidated Financial Statements). As of May 13, 1996, the Company had approximately $4,061,000 available for use under its line of credit.

         The Company believes its operating cash flow, its new, increased line of credit with its larger advance rate, its restructuring of certain other debt obligations and its cash on hand will be adequate to finance its operations through fiscal 1997.

         For the balance of fiscal 1997, management has developed and is implementing a business strategy which seeks, among other things, to achieve higher gross margins than in fiscal 1996 and a return to profitability. The key elements of this strategy are more close-out buying, higher initial mark-ups, less promotional pricing, new "hardlines" categories, elimination of certain "softline" categories subject to high mark-downs and shrink, extensive programs to reduce and control shrink generally and a reduced expense structure. Although management believes that it has developed an appropriate plan for the Company in its current environment, no assurance can be given that the Company will be successful in its efforts to improve operations and reverse recent operating trends. If the Company's plans to improve operations are not successful, and absent a positive resolution of its lawsuits (see below), a capital infusion or additional concessions from landlords or lenders, management will consider, among other alternatives, strategic or financial alliances with third parties (including wholesalers or manufacturers), and the merger or sale of all or a part of the Company.

         As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company has filed lawsuits related to certain parties' breach of contractual obligations to purchase 1,500,000 shares of the Company's Common Stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously prosecute this matter and to pursue all available avenues to effect either the receipt of payment for such shares or the return of the shares themselves, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a judgment against one or more defendants in these cases; however, the collectibility of any such judgment is uncertain at this time.

RESULTS OF OPERATIONS

         The following tables set forth (i) certain items in the consolidated statements of operations expressed as a percentage of net sales for the periods indicated and (ii) the percentage change in certain items in the consolidated statements of operations and in the weighted average number of stores from the prior period.

                                                                                   PERCENTAGE OF NET SALES
                                                                     ----------------------------------------------------
                                                                                      FISCAL YEAR ENDED
                                                                     FEB. 2, 1996        FEB. 3, 1995       JAN. 28, 1994
                                                                     ------------        ------------       -------------
Costs and Expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . . . . .                67.8%              67.3%               69.0%
  Selling, advertising, general and administrative. . . . .                32.6               31.5                30.8
  Pre-opening store costs . . . . . . . . . . . . . . . . .                  .2                 .1                 2.0
  Depreciation and amortization . . . . . . . . . . . . . .                 2.2                1.9                 1.7
  Closed store costs  . . . . . . . . . . . . . . . . . . .                 (.2)               2.5                  .4
  Interest (income) expense . . . . . . . . . . . . . . . .                 1.3                 .7                  .3
                                                                          -----              -----               -----
Total expenses. . . . . . . . . . . . . . . . . . . . . . .               103.9              104.0               104.2
                                                                          -----              -----               -----
Loss before income taxes and cumulative
  effect of a change in accounting principle. . . . . . . .                (3.9)              (4.0)               (4.2)
Benefit from income taxes . . . . . . . . . . . . . . . . .                   -                  -                 1.5
Cumulative effect of a change in
  accounting principle  . . . . . . . . . . . . . . . . . .                   -                  -                (1.7)
                                                                          -----              -----               -----
Net . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (3.9)%             (4.0)%              (4.4)%
                                                                          =====              =====               =====



                                                                                       PERCENTAGE CHANGE
                                                                         ----------------------------------------------
                                                                           FISCAL YEAR ENDED       FISCAL YEAR ENDED
                                                                            FEBRUARY 2, 1996        FEBRUARY 3, 1995
                                                                              COMPARED TO             COMPARED TO
                                                                           FISCAL YEAR ENDED       FISCAL YEAR ENDED
                                                                            FEBRUARY 3, 1995        JANUARY 28, 1994
                                                                         ----------------------------------------------
Net sales  . . . . . . . . . . . . . . . . . . . . . . . . .                  (13.2)%                   1.0%
Cost of sales  . . . . . . . . . . . . . . . . . . . . . . .                  (12.5)                   (1.6)
Operating Expenses
  Selling, advertising, general and administrative . . . . .                  (10.2)                    3.3
  Pre-opening store costs. . . . . . . . . . . . . . . . . .                   23.2                   (93.6)
  Depreciation and amortization  . . . . . . . . . . . . . .                    4.5                     7.3
  Closed store costs . . . . . . . . . . . . . . . . . . . .                 (108.2)                  594.6
Total operating expenses . . . . . . . . . . . . . . . . . .                  (16.1)                    4.2
Interest income/expense. . . . . . . . . . . . . . . . . . .                   63.1                   162.0
Loss before income taxes and cumulative
  effect of a change in accounting principle . . . . . . . .                  (15.5)                   (5.0)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .                  (15.5)                  (10.0)
Weighted average number of stores  . . . . . . . . . . . . .                   (7.0)%                   1.6%

FISCAL YEAR ENDED FEBRUARY 2, 1996 (52 WEEKS) COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 1995 (53 WEEKS)

         The net sales decrease of 13.2% for fiscal 1996 compared to fiscal 1995 resulted primarily from (i) the decrease of 7.0% in the weighted average number of stores in operation during fiscal 1996 as compared to fiscal 1995 and
(ii) the devaluation of the Mexican peso and the continued economic weakness along the Texas/Mexico border which negatively affected the Company's Texas/Mexico border stores. Such stores experienced an approximate $10,200,000 reduction in sales, which accounted for 38% of the fiscal 1996 net sales decrease (comparable store sales excluding the border stores decreased 3.4%).

         Cost of sales as a percentage of net sales increased to 67.8% for fiscal 1996 compared to 67.3% for fiscal 1995 primarily due to an increase in inventory shrinkage to 4.4% of net sales as compared to 3.9% for fiscal 1995.

         Selling, advertising, general and administrative expenses increased from 31.5% of net sales for fiscal 1995 to 32.6% of net sales for fiscal 1996. The 10.2% decrease in the amount of selling, advertising, general and administrative expenses compared to fiscal 1995 was the result of the 7.0% decrease in the weighted average number of stores open and certain cost reductions, including negotiated monthly rent reductions and personnel.

         Depreciation and amortization increased by 4.5% in fiscal 1996 compared to fiscal 1995, due primarily to approximately $3,700,000 of capital expenditures in fiscal 1996.

         Other expense, net, increased to approximately $2,255,000 for fiscal 1996 compared to approximately $1,382,000 for fiscal 1995, due primarily to increased interest expense attributable to a higher interest rate and increased borrowings under the Company's revolving credit line.

         Loss before income taxes and closed store costs (a credit of approximately $409,000 in fiscal 1996 and expense of approximately $5,019,000 in fiscal 1995) for fiscal 1996 increased as compared to fiscal 1995 due primarily to a decrease in net sales and an increase in other expense, net, offset in part by a decrease in selling, advertising, general and administrative expense.

         Income tax benefits related to the losses for fiscal 1996 and 1995 were not recognized because the utilization of such benefits are not assured. Such benefits are available for recognition in future years.

FISCAL YEAR ENDED FEBRUARY 3, 1995 (53 WEEKS) COMPARED TO FISCAL YEAR ENDED JANUARY 28, 1994 (52 WEEKS)

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

         Cost of sales as a percentage of net sales decreased to 67.3% for fiscal 1995 compared to 69.0% for fiscal 1994 primarily due to lower markdowns resulting from improved merchandise and inventory management. The decrease would have been greater but for the fiscal 1995 inventory liquidation write-downs of approximately $1,129,000 in connection with the closing of seven stores in fiscal 1995 and the ten stores closed by the end of April 1995.

         Selling, advertising, general and administrative expenses increased to 31.5% of net sales for fiscal 1995 from 30.8% for fiscal 1994 primarily due to disappointing net sales. Had expected sales been attained, such expenses would have been spread over more sales dollars and represented a lower percent of net sales.

         The pre-opening store costs decreased from approximately $3,933,000 in fiscal 1994 to approximately $251,000 in fiscal 1995. The Company opened only five stores in fiscal 1995 compared to 22 in fiscal 1994 and reduced costs associated with store openings from in excess of $175,000 per store to less than $60,000.

         Store closing costs increased from approximately $723,000 for fiscal 1994 to approximately $5,019,000 (excluding $1,129,000 of inventory liquidation write downs charged to cost of sales) for fiscal 1995 as a result of closing seven stores in fiscal 1995 and recording the closing costs of stores to be closed in fiscal 1996. The amount of store closing costs associated with the stores to be closed in fiscal 1996 is approximately $4,107,000, excluding an associated $835,000 inventory liquidation write-down charged to cost of sales.

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

EFFECT OF INFLATION

         As the costs of inventory and other expenses of the Company have increased, the Company has generally been able to increase its selling prices; therefore, in the view of management, inflation has not had a significant effect on gross margins. In periods of high inflation, increased rent, construction and other costs could adversely affect the Company's operations .

SEASONALITY

         Historically, the Company's business has been highly seasonal. A significant portion of its sales and net income are generated in the Easter/spring, Christmas/holiday and, to a lesser extent, "Back to School" selling seasons. Accordingly, weather conditions or other factors during such seasons may adversely affect results of operations.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (A) The following documents are being filed as part of this annual report on Form 10-K:

     1. Consolidated financial statements and independent auditors' report for 50-OFF Stores, Inc. and subsidiaries:

               Independent auditors' report.

               Consolidated balance sheets - February 2, 1996 and February 3, 1995.

               Consolidated statements of operations - years ended February 2, 1996, February 3, 1995 and January 28, 1994.

               Consolidated statements of changes in stockholders' equity - years ended February 2, 1996, February 3, 1995 and January 28, 1994.

               Consolidated statements of cash flows - years ended February 2, 1996, February 3, 1995 and January 28, 1994.

               Notes to consolidated financial statements.

     2.   Consolidated financial statement schedules:

               Schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits:

     3.1  Certificate of Incorporation of the Registrant. (A)

     3.2  Bylaws of the Registrant. (A)

     4.1  Form of Common Stock Certificate. (F)

     10.3 Stock Option Plan of the Registrant. (A)

     10.4 Loan Agreement with Congress Financial Corporation. (D)

     10.6 Certificate of Corporate Resolution Adopting the Company 401K Profit Sharing Plan and Trust. (B)

     10.8 First Amendment to loan agreement with Congress Financial Corporation. (F)

     11. Computation of Per Share Earnings for fiscal years ended February 2, 1996, February 3, 1995 and January 28, 1994. (G)

     18.  Change in Accounting Principles. (D)

     21.  Subsidiaries of the Registrant. (C)

     23.  Consent of Deloitte & Touche LLP. (G)

     25. Power of attorney of directors appointing Charles J. Fuhrmann II, James G. Scogin and Joseph Lehrman attorneys-in-fact appear after signature page in this report on Form 10-K.

     99. Petition filed in the matter of 50-OFF Stores, Inc., (Plaintiff) vs. Banque Paribas (Suisse) S.A., Betafid, S.A., Yanni Koutsoubos, Andalucian Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis Morris, Howard White and Morris & Associates, (Defendants). (E)

     (A) Contained in exhibits to the Registrant's Registration Statement No. 33-48216 on Form S-4 filed with the Securities and Exchange Commission on July 28, 1992.

     (B) Contained in exhibits to the quarterly report on Form 10-Q for the quarter ended August 3, 1990.

     (C) Contained in exhibits to the annual report on Form 10-K for the fiscal year ended January 29, 1993.

     (D) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended January 28, 1994.

     (E) Contained in exhibits to the current report on Form 8-K filed April 12, 1995.

     (F) Contained in exhibits to the Annual Report on Form 10-K for the fiscal year ended February 3, 1995.

     (G)  Filed herewith.

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED:

                                       50-OFF STORES, INC.


                                       By:      /S/ CHARLES J. FUHRMANN II
                                          --------------------------------------
                                           CHARLES J. FUHRMANN II, PRESIDENT,
                                           CHIEF EXECUTIVE AND FINANCIAL OFFICER


                                       By:      /S/ JAMES G. SCOGIN
                                          --------------------------------------
                                           JAMES G. SCOGIN, VICE PRESIDENT,
                                           CONTROLLER, CHIEF ACCOUNTING OFFICER
                                           AND ASSISTANT SECRETARY


                                           Date:   May 22, 1996

                               POWER OF ATTORNEY

         THE UNDERSIGNED DIRECTORS AND OFFICERS OF 50-OFF STORES, INC. HEREBY CONSTITUTE AND APPOINT CHARLES J. FUHRMANN II, JAMES G. SCOGIN AND JOSEPH LEHRMAN OUR TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, TO EXECUTE IN OUR NAME AND BEHALF IN THE CAPACITIES INDICATED BELOW THE ANNUAL REPORT ON FORM 10-K FOR 50-OFF STORES, INC. AND ANY AMENDMENTS THERETO WITH THE SECURITIES AND EXCHANGE COMMISSION AND HEREBY RATIFY AND CONFIRM ALL SUCH ATTORNEYS-IN-FACT AND AGENTS SHALL LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                SIGNATURE                                           TITLE                                         DATE
                ---------                                           -----                                         ----
      /S/ CHARLES J. FUHRMANN II                         President, Chief Executive                             May 22, 1996
- --------------------------------------------               and Financial Officer and
          CHARLES J. FUHRMANN II                           Director


         /S/ JAMES G. SCOGIN                             Vice President, Controller,                            May 22, 1996
- --------------------------------------------               Chief Accounting Officer
             JAMES G. SCOGIN                               and Assistant Secretary


          /S/ JOSEPH LEHRMAN                             Secretary, Treasurer and                               May 22, 1996
- --------------------------------------------               Director
              JOSEPH LEHRMAN

         /S/ JAMES M. RAINES                               Director                                             May 22, 1996
- --------------------------------------------
             JAMES M. RAINES

          /S/ CECIL SCHENKER                               Director                                             May 22, 1996
- --------------------------------------------
              CECIL SCHENKER

         /S/ RICHARD SHERMAN                               Director                                             May 22, 1996
- --------------------------------------------
             RICHARD SHERMAN

                      50-OFF STORES, INC. AND SUBSIDIARIES
                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                              PAGE
                                                                              ----
Independent Auditors' Report ..............................................   F-2
Consolidated Balance Sheets - February 2, 1996 and February 3, 1995 .......   F-3
Consolidated Statements of Operations - Years ended February 2, 1996,
     February 3, 1995 and January 28, 1994 ................................   F-4
Consolidated Statements of Changes in Stockholders' Equity - Years
     ended February 2, 1996, February 3, 1995 and January 28, 1994 ........   F-5
Consolidated Statements of Cash Flows - Years ended February 2, 1996,
     February 3, 1995 and January 28, 1994 ................................   F-6; F-7
Notes to Consolidated Financial Statements ................................  F-8 - F-17



Schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
50-OFF Stores, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of 50-OFF Stores, Inc. and subsidiaries as of February 2, 1996 and February 3, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended February 2, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 50-OFF Stores, Inc. and subsidiaries as of February 2, 1996 and February 3, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the Notes to Consolidated Financial Statements, at February 2, 1996 the Company's recurring losses from operations, the continuing decrease in sales and the necessity to restructure the repayment of trade payables raises substantial doubt about its ability to continue as a going concern. Management actions taken in response to these conditions and its plans for additional operational improvements are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, in fiscal 1994 the Company changed its method of accounting for pre-opening store costs.


DELOITTE & TOUCHE LLP


San Antonio, Texas
May 20, 1996

                     50-OFF STORES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    FEBRUARY 2, 1996  FEBRUARY 3, 1995
                                                                    ----------------  ----------------
CURRENT ASSETS:
Cash and cash equivalents .......................................     $    341,334      $  2,062,676
Accounts receivable .............................................        1,129,604         1,645,303
Merchandise inventories .........................................       27,753,965        31,679,738
Prepaid and other current assets ................................          437,226           717,561
                                                                      ------------      ------------
   Total current assets .........................................       29,662,129        36,105,278
                                                                      ------------      ------------

PROPERTY AND EQUIPMENT-NET ......................................       24,888,222        25,320,606

OTHER ASSETS ....................................................          899,126         1,250,043
                                                                      ------------      ------------
   TOTAL ASSETS .................................................     $ 55,449,477      $ 62,675,927
                                                                      ============      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Credit Facility .................................................     $       --        $  6,955,025
Accounts payable-trade ..........................................        8,595,246        10,011,812
Accounts payable-other ..........................................        4,238,123         4,896,033
Accrued expenses and other current liabilities ..................        3,280,093         3,147,679
Current portion of closed store costs ...........................        1,168,213           747,502
Current portion of long-term debt ...............................        1,286,372         1,303,691
                                                                      ------------      ------------
   Total current liabilities ....................................       18,568,047        27,061,742
                                                                      ------------      ------------

CREDIT FACILITY, Refinanced .....................................       11,218,051              --

LONG-TERM DEBT ..................................................        3,884,515         5,069,201

CLOSED STORE COSTS ..............................................             --           1,987,692

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized,
   no shares issued and outstanding .............................             --                --
Common stock, $.01 par value, 20,000,000 shares authorized,
   12,200,915 at February 2, 1996, and 12,188,415 at
   February 3, 1995 issued and outstanding ......................          122,009           121,884
Additional paid-in-capital ......................................       36,022,264        36,022,389
Subscription receivable .........................................       (3,991,050)       (3,991,050)
Accumulated deficit .............................................      (10,374,359)       (3,595,931)
                                                                      ------------      ------------
   Total stockholders' equity ...................................       21,778,864        28,557,292
                                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................     $ 55,449,477      $ 62,675,927
                                                                      ============      ============



          See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             YEAR ENDED          YEAR ENDED         YEAR ENDED
                                                          FEBRUARY 2, 1996    FEBRUARY 3, 1995    JANUARY 28,1994
                                                          ----------------    ----------------    ---------------

NET SALES .............................................     $ 175,022,949      $ 201,543,133      $ 199,588,556
COST OF SALES .........................................       118,628,507        135,559,833        137,783,928
                                                            -------------      -------------      -------------
GROSS PROFIT ..........................................        56,394,442         65,983,300         61,804,628
                                                            -------------      -------------      -------------

OPERATING EXPENSES:
   SELLING, ADVERTISING, GENERAL AND
   ADMINISTRATIVE .....................................        57,067,647         63,576,400         61,544,419
   PRE-OPENING STORE COSTS ............................           309,035            250,864          3,932,554
   DEPRECIATION AND AMORTIZATION ......................         3,950,680          3,779,082          3,522,633
   CLOSED STORE COSTS .................................          (409,145)         5,018,593            722,534
                                                            -------------      -------------      -------------
TOTAL OPERATING EXPENSES ..............................        60,918,217         72,624,939         69,722,140
                                                            -------------      -------------      -------------

OTHER (INCOME) EXPENSE:
   INTEREST INCOME ....................................          (111,616)          (136,280)          (178,376)
   INTEREST EXPENSE ...................................         2,366,269          1,518,697            706,125
                                                            -------------      -------------      -------------
TOTAL OTHER (INCOME) EXPENSE ..........................         2,254,653          1,382,417            527,749
                                                            -------------      -------------      -------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE ........        (6,778,428)        (8,024,056)        (8,445,261)

BENEFIT FROM  INCOME TAXES ............................              --                 --            2,933,000
                                                            -------------      -------------      -------------


LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE ...........................        (6,778,428)        (8,024,056)        (5,512,261)

CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF INCOME
   TAX BENEFIT OF $1,753,362 ..........................              --                 --           (3,403,585)
                                                            -------------      -------------      -------------


NET LOSS ..............................................     $  (6,778,428)     $  (8,024,056)     $  (8,915,846)
                                                            =============      =============      =============

LOSS PER COMMON SHARE BEFORE CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE .........................................     $        (.56)     $        (.76)     $        (.53)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE  (NET OF TAX) ...........................              --                 --                 (.33)
                                                            -------------      -------------      -------------

LOSS PER COMMON SHARE .................................     $        (.56)     $        (.76)     $        (.86)
                                                            =============      =============      =============


         See accompanying notes to consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY








                                                     COMMON STOCK
                                              -------------------------    ADDITIONAL                  RETAINED EARNINGS
                                                NUMBER                      PAID-IN      SUBSCRIPTION    (ACCUMULATED
                                              OF SHARES       AMOUNT        CAPITAL       RECEIVABLE      DEFICIT)       TOTAL
                                              ----------   ------------   ------------   ------------   ------------  -----------
BALANCE:  January 30, 1993 ...............    10,339,065   $    103,391   $ 30,942,010                  $ 13,343,971  $ 44,389,372
Net proceeds from the exercise
  of stock options .......................        31,850            318        189,733                                     190,051
Tax benefit from stock options ...........                                      19,212                                      19,212
Net loss .................................                                                                (8,915,846)   (8,915,846)
                                              ----------   ------------   ------------   ------------   ------------  ------------

BALANCE:  January 28, 1994 ...............    10,370,915        103,709     31,150,955                     4,428,125    35,682,789
Net proceeds from issuance of
  common stock  for:
      Exercise of stock options ..........         7,500             75         37,960                                      38,035
      1,810,000 share offering ...........     1,810,000         18,100      4,833,474                                   4,851,574
      Subscription for 1,500,000 shares ..                                               $ (3,991,050)                  (3,991,050)

Net loss .................................                                                                (8,024,056)   (8,024,056)
                                              ----------   ------------   ------------   ------------   ------------  ------------

BALANCE:  February 3, 1995 ...............    12,188,415        121,884     36,022,389     (3,991,050)    (3,595,931)   28,557,292
Other ....................................        12,500            125           (125)
Net loss .................................                                                                (6,778,428)   (6,778,428)
                                              ----------   ------------   ------------   ------------   ------------  ------------


BALANCE:  February 2, 1996 ...............    12,200,915   $    122,009   $ 36,022,264   $ (3,991,050)  $(10,374,359) $ 21,778,864
                                              ==========   ============   ============   ============   ============  ============




         See accompanying notes to consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                    FEBRUARY 2, 1996  FEBRUARY 3, 1995  JANUARY 28, 1994
                                                                    ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ........................................................    $  (6,778,428)    $  (8,024,056)    $  (8,915,846)
  Adjustments to reconcile net loss to net cash
    provided from operating activities:
      Cumulative effect of a change in accounting principle .....             --                --           3,403,585
      Depreciation and amortization .............................        3,950,680         3,779,082         3,522,633
      Closed store charge .......................................             --           4,942,194              --
      Loss on disposition of fixed assets .......................          187,032           654,311           556,685
      Tax benefit from stock options ............................             --                --              19,212

Changes in assets and liabilities:
  Accounts receivables ..........................................          515,699         1,342,026          (102,909)
  Merchandise inventories .......................................        3,925,773        (1,050,890)         (303,298)
  Prepaid and other current assets ..............................          280,335            56,371           (27,430)
  Other assets ..................................................          337,150           337,170          (275,903)
  Accounts payable-trade ........................................       (1,416,566)       (5,208,013)       (2,123,466)
  Accounts payable-other ........................................         (657,910)         (794,383)        2,127,045
  Deferred federal income taxes .................................             --             549,000        (1,947,079)
  Closed store costs ............................................       (1,566,981)             --                --
  Accrued expenses and other current liabilities ................          132,414          (254,557)        1,237,879
                                                                     -------------     -------------     -------------

Net cash used in operating activities ...........................       (1,090,802)       (3,671,745)       (2,828,892)
                                                                     -------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures ..........................................       (3,691,561)       (3,436,475)       (7,311,696)
                                                                     -------------     -------------     -------------
Net cash used in investing activities ...........................       (3,691,561)       (3,436,475)       (7,311,696)
                                                                     -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from credit facility .............................        4,263,026         6,945,025            10,000
  Proceeds from long-term debt ..................................             --                --           6,774,875
  Payments on long-term debt ....................................       (1,202,005)       (1,223,276)         (940,532)
  Net proceeds from the issuance of common stock ................             --             898,559           190,051
                                                                     -------------     -------------     -------------

Net cash provided by financing activities .......................        3,061,021         6,620,308         6,034,394
                                                                     -------------     -------------     -------------

  Decrease in cash and cash equivalents .........................       (1,721,342)         (487,912)       (4,106,194)
  Cash and cash equivalents at beginning of year ................        2,062,676         2,550,588         6,656,782
                                                                     -------------     -------------     -------------
  Cash and cash equivalents at end of year ......................    $     341,334     $   2,062,676     $   2,550,588
                                                                     =============     =============     =============





         See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)



                                                                       YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                                    FEBRUARY 2, 1996  FEBRUARY 3, 1995  JANUARY 28, 1994
                                                                    ----------------  ----------------  ----------------
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid/received during the period for:
  Interest paid .................................................    $   2,034,339    $   1,407,788    $     683,000
  Income tax paid ...............................................             --               --            224,000
  Income tax refund received ....................................             --          1,658,134             --

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES:

  Subscription receivable for 1,500,000 shares of
  common stock ..................................................             --      $   3,991,050             --








          See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The financial statements include the accounts of 50-OFF Stores, Inc. and its wholly-owned subsidiaries (50-OFF or the Company). All significant intercompany balances and transactions have been eliminated.

         Operations

         The Company operates a chain of off-price retail stores located in 11 states in the southern and southwestern United States that carry a broad mix of merchandise targeted at value-conscious, lower to moderate income customers, who typically shop for their family's apparel, housewares, giftware, toys, domestic needs, health and beauty aids and food.

         Fiscal Year

         The Company's fiscal year is a fifty-two or fifty-three week period ending on the Friday nearest to January 31. Fiscal years 1996 and 1994 were comprised of fifty-two weeks and fiscal year 1995 was comprised of fifty-three weeks.

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

         Pre-opening Store Costs

         Effective at the beginning of fiscal 1994, the Company changed its accounting policy for pre-opening store costs, which consist primarily of advertising, occupancy and payroll expenses, to expense such costs as incurred. Prior to the change, the Company capitalized such costs and amortized them over twelve months following the month of store opening. The Company's fiscal 1994 net loss was increased by $3,403,585 ($.33 per share) for the cumulative effect of the change in accounting principle related to years prior to fiscal 1994.

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

         Income Taxes

         Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reported net of a valuation allowance that reduces deferred tax assets to an amount that management believes is more likely than not realizable. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (Loss) Income Per Common Share

         (Loss) income per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted (loss) income per common share is not presented as it is not materially different than the calculation of primary (loss) income per common share.

                                         1996               1995              1994
                                      ----------         ----------        ----------
    Weighted average shares .....     12,200,915         10,539,089        10,356,775


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

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Pronouncements

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued which addresses the measurement of compensation expense for the issuance of stock options. The Company has evaluated SFAS No. 123 and intends to continue following APB Opinion No. 25 for expense recognition purposes, but will expand its disclosure regarding the fair value of issuance of stock options as required by SFAS No. 123 effective for the year ending January 31, 1997.

         Reclassifications

         Certain reclassifications have been made to the fiscal 1995 and 1994 consolidated financial statements to conform to the fiscal 1996 consolidated financial statement presentation.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

         During fiscal 1996, certain factors negatively affected the Company's liquidity:

          O the breach in late fiscal 1995 of certain foreign purchasers in an international offering by the Company of their contractual obligation to purchase in aggregate 1,500,000 shares of Common Stock at $3.65 per share ($5,475,000 in aggregate) led to a continuing increase in borrowings by the Company under its line of credit loan facility and a decrease in availability under the line;

          O    such breach, and the resulting lack of the planned equity
               infusion and decrease in availability under the line of credit loan facility, negatively impacted the Company's perceived creditworthiness with sources of trade credit, which led, in some cases, to shorter payment terms and/or less credit support from such sources;
          O    concerns of sources of trade credit with the financial stability of the retail industry, generally, and with the continuing negative impact of the economic turmoil in Mexico on retailers with border exposure similarly affected payment terms and credit support from such sources;
          O    the physical inventory taken at fiscal year end resulted in an unanticipated high inventory shrinkage; and
          O    significant fiscal 1996 operating losses and lower sales.

         In late February 1996, the Company began to address its liquidity problem and anticipated violations of financial covenants in its credit agreements by restructuring certain debt obligations, including its unsecured trade obligations owed to vendors and its long term notes with an affiliate of an insurance company. With the support of its vendors, 50-OFF implemented a payment plan with respect to its $8,447,000 of unsecured trade payables as of February 26, 1996. Under the plan, such payables will be paid in full within a two year period. The restructuring of the notes, including an extension of the maturity, reduced monthly debt service requirements.

         On May 13, 1996, the Company entered into a new $22.5 million revolving credit arrangement with Foothill Capital Corporation and GBFC, Inc. which provides for a 60.75% advance rate on eligible inventory (63.75%, September 16 - December 15; 55.75%, December 16 - February 28) with interest set at prime plus 1.75%. The new loan facility matures on May 31, 1998. This facility replaces a prior commitment of $20.0 million providing for a 45% advance rate with interest set at prime plus 1.75% expiring on January 12, 1998. The Company expects the increased liquidity under the new facility to provide important cash resources and, with the other restructurings discussed above, increased creditworthiness (see Note 4, below). As of May 13, 1996, the Company had approximately $4,061,000 available for use under its line of credit.

         The Company has filed lawsuits related to certain parties' breach of contractual obligations to purchase 1,500,000 shares of the Company's Common Stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously prosecute this matter and to pursue all available avenues to effect either the receipt of payment for such shares or the return of the shares themselves, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a judgment against one or more defendants in these cases; however, the collectibility of any such judgment is uncertain at this time (See Note 9, below).

         The Company believes its operating cash flow, its new, increased line of credit with its larger advance rate, its restructuring of certain other debt obligations and its cash on hand will be adequate to finance its operations through fiscal 1997.

         For the balance of fiscal 1997, management has developed and is implementing a business strategy which seeks, among other things, to achieve higher gross margins than in fiscal 1996 and a return to profitability. The key elements of this strategy are more close-out buying, higher initial mark-ups, less promotional pricing, new "hardlines" categories, elimination of certain "softline" categories subject to high mark-downs and shrink, extensive programs to reduce and control shrink generally and a reduced expense structure. Although management believes that it has developed an appropriate plan for the Company in its current environment, no assurance can be given that the Company will be successful in its efforts to improve operations and reverse recent operating trends. If the Company's plans to improve operations are not successful, and absent a positive resolution of its lawsuits (see Note 9, below), a capital infusion or additional concessions from landlords or lenders, management will consider, among other alternatives, strategic or financial alliances with third parties (including wholesalers or manufacturers), and the merger or sale of all or a part of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                FEBRUARY 2, 1996  FEBRUARY 3, 1995
                                                ----------------  ----------------
Land ........................................    $     226,608     $     224,318
Building ....................................          752,231           752,231
Store equipment, furniture and fixtures .....       24,859,066        25,595,012
Leasehold improvements ......................       12,255,958        10,237,373
Computers ...................................        1,833,587         1,610,048
Other .......................................        1,936,223           965,552
                                                 -------------     -------------
                                                    41,863,673        39,384,534
Less:  accumulated depreciation .............      (16,975,451)      (14,063,928)
                                                 -------------     -------------
                                                 $  24,888,222     $  25,320,606
                                                 =============     =============


NOTE 4 - CREDIT FACILITY AND LONG-TERM DEBT

         Credit Facility:

         In May 1996, the Company entered into a credit facility with two financial corporations providing the Company with a line of credit through May 1998 of up to $22,500,000 including letters of credit. Borrowings under the line are limited to a borrowing base equal to the lessor of, (i) eligible inventory at cost: December 16 to February 28, 55.75%, March 1 to September 15, 60.75% and September 16 to December 15, 63.75% or (ii) eligible inventory at retail: December 16 to February 28, 33.45%, March 1 to September 15, 37.25% and September 16 to December 15, 39.0%. Interest under the line is charged on funds borrowed at the First National Bank of Boston's base rate plus 1.75%. A monthly administrative fee of $12,000 and an annual facility fee of 1.5% ($337,500) is incurred. The agreement contains various restrictions on the Company, including prohibitions on the payment of common stock dividends, without lender's permission. The agreement contains minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. The line of credit is secured by inventory, accounts receivable and other assets. In addition, the Company issued the lenders a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share. As of May 13, 1996, the Company had approximately $4,061,000 available for use under its line of credit.

         Prior to entering into the Company's new credit facility in May 1996, the Company had a credit facility with a financial institution providing the Company a line of credit through January 1998, as amended, of up to $20,000,000 including letters of credit of $4,000,000. Borrowings under the line were limited to a borrowing base equal to the lesser of, (i) 45% of eligible inventory or (ii) 80% of liquidation value of inventory, both minus a permanent block of $1,500,000. Interest under the line was charged on funds borrowed at the lender's prime rate plus 1.75%. The lender's prime rate at February 2, 1996 was 8.50%. The agreement contained various restrictions on the Company, including prohibitions on the payment of common stock dividends. The lender agreed to waive violations related to minimum tangible net worth, minimum working capital and minimum pre-tax profit financial covenants. The line of credit was secured by inventory, certain accounts receivable and other assets. At February 2, 1996, $11,218,051 was outstanding under the line of credit and approximately $143,000 was available for use under this line.

         The Company had total borrowings of $51,713,410, $66,772,292, and $46,777,500 and repayments of $47,450,384, $59,827,267 and $46,767,500 for fiscal years 1996, 1995 and 1994, respectively under its lines of credit.

         Long-term debt consists of the following:

                                            FEBRUARY 2, 1996  FEBRUARY 3, 1995
                                            ----------------  ----------------
Borrowings under promissory notes ......      $  5,170,887      $  6,372,892

Less:  Current portion .................         1,286,372         1,303,691
                                              ------------      ------------
                                              $  3,884,515      $  5,069,201
                                              ============      ============

         As of February 2, 1996, maturities of long-term debt during each of the next five fiscal years are: 1997 - $1,286,372; 1998 - $1,252,646; 1999 -
$1,115,526; 2000 - $1,200,527; 2001 - $315,692.

         In fiscal 1993 the Company borrowed $1,000,000 from a financial institution. The promissory note provides for outstanding principal to be paid in monthly installments of $16,666 until January 29, 1998. Interest is charged at a rate of 7.02%. The note is secured by a deed of trust on the land and building used for the corporate offices. The balance of the note outstanding at February 2, 1996 was $416,667.

Borrowings from an affiliate of an insurance company are:

                                                     INTEREST       MONTHLY           BALANCE AT
         DATE            AMOUNT         TERM           RATE       PAYMENT (1)      FEBRUARY 2, 1996
         -----           ------         ----           -----      ----------       ----------------

     Fiscal 1992      $  996,000       July 1996       10.68%        $21,497           $  125,057
     Fiscal 1994      $4,000,000     February 2000      7.85%        $62,044           $2,593,856
     Fiscal 1994      $2,775,000       July 2000        6.92%        $41,747           $1,933,621


         (1)  Monthly payment includes principal and interest

         In April 1996, the Company restructured the $4,000,000 and $2,775,000 borrowings into one promissory note for approximately $4,645,000. The promissory note provides for monthly installments (including principal and interest) of $94,638 until March 2000. Interest is charged at a rate of 8.50%. The note is secured by the Company's furniture and fixtures. All covenants and restrictions, as specified by the Company's credit facility, apply to the notes plus a debt to tangible net worth covenant as amended.

NOTE 5 - CLOSED STORE COSTS

         The Company's store consolidation program closed nine stores in fiscal 1994, seven stores in fiscal 1995 and 14 stores during fiscal 1996. The store closings involved exiting certain smaller markets which proved unable to support a store and certain other markets in which it would have been cost prohibitive to open the number of stores required to effectively develop such markets' potential.

         The amount of the closing costs associated with the stores closed in fiscal 1996, was approximately $4,942,000 of which approximately $835,000 pertained to inventory liquidation write-downs charged to cost of sales and approximately $1,372,000 associated with fixed asset write-downs and was expensed in fiscal 1995 as part of a formal plan to complete the store consolidation program. The Company has recorded approximately $1,168,000 and $2,735,000 of liabilities associated with estimated monthly lease payments and other store closing costs at February 2, 1996 and February 3, 1995, respectively. During fiscal 1996, the Company undertook negotiations with the lessors of 12 of the stores closed in fiscal 1996 and successfully completed early buyouts of the remaining lease obligations for 11 stores, resulting in a credit to closed store costs of $409,000 during the fourth quarter of fiscal 1996.

         The 14 stores closed in fiscal 1996 contributed approximately $6,588,000, $17,037,000 and $18,333,000 of net sales and $240,000 of operating income and $1,370,000 and $1,478,000 of operating losses during fiscal 1996, 1995 and 1994, respectively, to the Company's operations.

NOTE 6 - INCOME TAXES

The benefit from (provision for) income taxes consists of the following:

                                               YEAR ENDED         YEAR ENDED          YEAR ENDED
                                             FEBRUARY 2, 1996   FEBRUARY 3, 1995   JANUARY 28, 1994
                                             ----------------   ----------------   ----------------
  Federal:
   Current .............................              --         $   (547,000)      $  1,280,000
   Deferred ............................              --              547,000            458,000
   Net operating loss carryforwards ....              --                 --            1,252,000

  State:
   Current .............................      $   (100,000)              --             (295,000)
   Deferred ............................           100,000               --             (118,000)
   Net operating loss carryforwards ....              --                 --              356,000
                                              ------------       ------------       ------------

                                              $       --         $       --         $  2,933,000
                                              ============       ============       ============


Temporary differences which gave rise to deferred tax assets and liabilities are as follows:

                                                    YEAR ENDED         YEAR ENDED
                                                 FEBRUARY 2, 1996  FEBRUARY 3, 1995
                                                 ----------------  ----------------
Deferred tax assets:
  Net operating loss carryforwards ..........      $  6,448,000       $  2,801,000
  AMT and other credit carryforwards ........           515,000            507,000
  Merchandise inventories ...................            45,000            377,000
  Lease obligations .........................           455,000          1,034,000
  Other .....................................             7,000             49,000
                                                   ------------       ------------
                                                      7,470,000          4,768,000
Deferred tax liabilities:
  Property and equipment ....................        (1,536,000)        (1,422,000)

Net deferred tax assets before
  valuation allowance .......................         5,934,000          3,346,000
Valuation allowance .........................        (5,781,000)        (3,093,000)
                                                   ------------       ------------
Net deferred tax assets .....................      $    153,000       $    253,000
                                                   ============       ============



         As of February 2, 1996, the Company had federal tax net operating loss carryforwards of approximately $15,968,000 expiring through 2010, alternative minimum tax credit carryforwards of approximately $337,000 which are available to offset regular federal income taxes in the future until fully utilized, and targeted jobs credit carryforwards of approximately $178,000 expiring in 2006 through 2009.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company leases the store facilities and the distribution warehouses used in its operations under operating leases. Most leases contain escalation clauses for real estate taxes, renewal options ranging from five to ten years and required additional payments based on percentages of sales (contingent rentals). Approximate future minimum lease payments (excluding renewal options) under leases having a remaining non-cancelable term in excess of 12 months as of February 2, 1996 are as follows:

       YEAR ENDING
       -----------
            1997 ...............................     9,285,000
            1998 ...............................     9,437,000
            1999 ...............................     9,488,000
            2000 ...............................     9,132,000
            2001 ...............................     8,675,000
            2002 and subsequent ................   $22,156,000

         Actual rental expense, including contingent rentals, was as follows:

   Year Ended January 28, 1994 .................   $10,412,000
   Year Ended February 3, 1995 .................   $10,762,000
   Year Ended February 2, 1996 .................   $ 9,743,000


         Contingent rentals represented approximately 5% in year ended January 28, 1994, 4% in the year ended February 3, 1995 and 2% in the year ended February 2, 1996 of actual rent expense.

         The Company is party to certain legal proceedings arising in the ordinary course of business, none of which are believed to be material.

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company had three store leases in force during fiscal 1996 and two store leases in force during fiscal 1995 and 1994 with Spigel Properties, the owner of which was a director of the Company through September 1995. These leases expire at various periods through December 1999, provide for one five-year renewal option, have aggregate annual minimum rental of approximately $144,000 in fiscal 1997 and may require additional rental payments based on a percentage of sales. The Company paid an aggregate of approximately $124,000, $136,000 and $112,000 in minimum rental and approximately $27,000, $14,000 and $26,000 in percentage rental for these locations during fiscal 1996, 1995 and 1994, respectively.

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

         Charles J. Fuhrmann II, a director of the Company, has performed certain financial and strategic advisory services for the Company and was compensated $127,500 during fiscal 1996. In May 1996, Mr. Fuhrmann was appointed President, Chief Executive and Financial Officer of the Company.

NOTE 9 - COMMON STOCK

         In November 1994, the Company received subscriptions for approximately 1,810,000 shares of Common Stock in a Regulation S offering to qualified investors. The Company received net proceeds of approximately $861,000 from the purchase of 310,000 shares and has purchase agreements for 1,500,000 shares for which proceeds have not been received.

         On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc.
                                                           --------------------
v. Banque Paribas (Suisse) S.A. Betafid, S.A., Yanni Koutsoubos, Andalucian
- ---------------------------------------------------------------------------
Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd.,
- -------------------------------------------------------------------------
Dennis Morris, Howard White, and Morris & Associates, Case No. SA-95-CA-0159]
- -----------------------------------------------------
in United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A., Betafid S.A., three purchaser entities allegedly controlled by them and certain affiliated individuals in connection with the breach by certain of the defendants of their contractual obligation to purchase an aggregate of 1,500,000 shares of the Company's common stock at $3.65 per share. The lawsuit also includes securities fraud, promissory estoppel, conspiracy and conversion claims. The conversion claim relates to actions of the defendants in removing the shares from an escrow account into which they had been issued for authentication purposes, even though the defendants have never paid anything for such shares. The Company seeks recovery of actual and punitive damages, an injunction against the defendant's transfer of such stock in violation of the Securities Act, pre- and post-judgment interest, attorneys' fees and such other remedies to which the Company may show itself entitled.

         Dennis Morris has answered the Complaint. Defaults have been sought and/or entered against Andalucian Villas, Brocimast and Koutsoubos for failure to appear. Banque Paribas, Betafid and Howard White have moved to dismiss the action for lack of jurisdiction and forum non conveniens.

         Written discovery has been served on all defendants who have appeared. The Court referred all pretrial matters to U.S. Magistrate Judge John W. Primomo who entered an order requiring Paribas and Betafid to make witnesses available in the United States for depositions. Paribas appealed that decision.

         On January 9, 1996, the Company filed a lawsuit [50-OFF Stores, Inc.
                                                         ---------------------
v. Jefferies & Company, Inc. and Jefferies International, Ltd., Cause No.
- ---------------------------------------------------------------
96-CI-00349] in Bexar County District Court in San Antonio, Texas against the Company's placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleges that the defendants breached their contracts with the Company, breached their fiduciary duties to the Company and were reckless or grossly negligent in failing to investigate properly the qualifications of the purchasers they introduced to the Company. The Company seeks to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorney's fees.

         Both defendants have answered the Petition and raised the affirmative defense of contributory negligence. Additionally, Jefferies & Company filed a cross-claim against Howard White. Discovery is proceeding.

         The Company will continue to prosecute these cases vigorously.

         The Company, based upon advice of counsel, believes that it will obtain a judgment against one or more defendants in these cases, however, the collectibility of any such judgment is uncertain at this time. Until the matter has been resolved, the Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. The related subscription receivable recorded in the accompanying consolidated balance sheet is based upon a share price of $2.94, the closing price of the Company's Common Stock on January 12, 1995 and the date the stock was removed from escrow. If the Company is unable to collect amounts due and the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the amount of the uncollected subscription receivable will be recorded in the consolidated financial statements. Damages awarded, if any, to the Company in excess of the subscriptions receivable ultimately received for the issuance of these shares would be credited to earnings.

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

         The following table summarizes certain information regarding stock options granted under the Plan:

                                                          OPTIONS
                                     TOTAL        ----------------------------
                                    RESERVED      OUTSTANDING      EXERCISABLE
                                    --------      -----------      -----------
Balances at January 29, 1993       2,500,350        1,045,950        101,750
 Granted at $6.13 to $12.50                           339,270
 Becoming exercisable                                                306,700
 Exercised                           (31,850)         (31,850)       (31,850)
 Canceled                                            (182,475)       (73,900)
                                  ----------       ----------       --------


Balances at January 28, 1994       2,468,500        1,170,895        302,700
 Granted at $2.75 to $4.94                            273,250
 Becoming exercisable                                                504,270
 Exercised                            (7,500)          (7,500)        (7,500)
 Canceled                                            (110,085)      (110,085)
                                  ----------       ----------       --------


Balances at February 3, 1995       2,461,000        1,326,560        689,385
 Granted at $1.19 to $3.00                            247,015
 Becoming exercisable                                                655,740
 Canceled                                            (418,950)      (418,950)
                                  ----------       ----------       --------


Balances at February 2, 1996       2,461,000        1,154,625        926,175
                                  ==========       ==========       ========



The average grant price of options outstanding and exercisable at February 2, 1996 is $6.12 and $7.15, respectively.

In November 1994, the Company's Board of Directors effected a repricing of employee stock options at $4.125 per share effective December 5, 1994, excluding executives, directors, advisors and outside consultants.

NOTE 11 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          QUARTER ENDED
                                                 ---------------------------------------------------------------
                                                  FEBRUARY 2,      NOVEMBER 3,       AUGUST 4,         MAY 5,
                                                     1996             1995             1995             1995
                                                 ------------     ------------     ------------     ------------

Net Sales ...................................    $ 50,642,030     $ 37,643,782     $ 41,947,203     $ 44,789,934
Gross Profit ................................      14,196,128       12,629,965       14,219,625       15,348,724
Loss Before Income Taxes ....................      (3,133,997)      (1,768,618)        (845,447)      (1,030,366)
Net Loss Applicable to Common stock (2) .....      (4,394,997)      (1,145,618)        (555,447)        (682,366)
Net Loss per share of Common stock ..........    $       (.36)    $       (.09)    $       (.05)    $       (.06)
Average Common and Common Equivalent
 Shares Outstanding (1) .....................      12,200,915       12,200,915       12,200,915       12,200,915

                                                                          QUARTER ENDED
                                                 ---------------------------------------------------------------
                                                 FEBRUARY 3,       OCTOBER 28,       JULY 29,         APRIL 29,
                                                    1995              1994             1994             1994
                                                 ------------     ------------     ------------     ------------

Net Sales ...................................    $ 65,311,257     $ 45,693,006     $ 44,718,647     $ 45,820,223
Gross Profit ................................      20,013,626       16,008,292       14,479,342       15,482,040
Loss Before Income Taxes ....................      (5,128,313)        (994,112)      (1,014,916)        (886,715)
Net Loss Applicable to Common stock (2) .....      (6,186,113)        (636,112)        (668,116)        (533,715)
Net Loss per share of Common stock ..........    $       (.56)    $       (.06)    $       (.06)    $       (.05)
Average Common and Common Equivalent
 Shares Outstanding (1) .....................      10,986,680       10,378,415       10,378,165       10,378,165



(1)  All per share and share data fully diluted

(2) Tax benefits were subsequently expensed in the respective years fourth quarter.

                                 EXHIBIT INDEX

                                                                           PAGE
                                                                           ----

Exhibit 11      50 Off Stores, Inc. and Subsidiaries information

Exhibit 23      Independent Auditor's Consent

Exhibit 27      Financial Data Schedule