Form 10-Q
period 1996-05-03
50 OFF STORES INC
filed 1996-06-25
CIK 735584

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark one)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MAY 3, 1996.

                                      OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.0-13076

                              50-OFF STORES, INC.

                 DELAWARE                             74-2640559
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)


8750 Tesoro Drive, San Antonio, Texas                 78217-0555
(Address of principal executive offices)              (Zip Code)

                           Telephone: (210) 805-9300
             (Registrant's telephone number, including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No:



 12,200,915 shares of the Registrant's Common Stock were outstanding at May 3, 1996.


        There are 22 pages in the sequentially numbered, manually signed original. The exhibit index is located on page 20.

                                FORM 10-Q INDEX

                                    PART I                                 PAGE

ITEM 1.   Financial Statements                                               3

          Condensed Consolidated Balance Sheets, May 3, 1996,
          February 2, 1996 and May 5, 1995 (unaudited)                       3

          Condensed Consolidated Statements of Operations, thirteen weeks ended May 3, 1996, and thirteen weeks ended May 5, 1995
          (unaudited)                                                        5

          Condensed Consolidated Statements of Cash Flows, thirteen
          weeks ended May 3, 1996, and thirteen weeks ended May 5, 1995
          (unaudited)                                                        6


          Notes to Condensed Consolidated Financial Statements (unaudited)   8

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               12

                                   PART II

ITEM 1.   Legal Proceedings                                                 18


ITEM 2.   Changes in Securities                                             18


ITEM 3.   Defaults Upon Senior Securities                                   18


ITEM 4.   Submission of Matters to a Vote of Security Holders               18


ITEM 5.   Other Information                                                 18


ITEM 6.   Exhibits and Reports on Form 8-K                                  19


          Signatures                                                        19


          Exhibit Index                                                     20

PART I


ITEM 1.          FINANCIAL STATEMENTS


                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                  (UNAUDITED)




                                   MAY 3, 1996  FEBRUARY 2, 1996   MAY 5, 1995
                                   -----------  ----------------   -----------

CURRENT ASSETS:
Cash and cash equivalents          $   440,335     $   341,334     $ 2,764,560
Accounts receivable                  1,210,407       1,129,604       2,164,599
Merchandise inventories             26,658,232      27,753,965      34,735,075
Prepaid and other current assets       671,279         437,226       1,284,047
                                   -----------     -----------     -----------

TOTAL CURRENT ASSETS                28,980,253      29,662,129      40,948,281
                                   -----------     -----------     -----------



PROPERTY AND
  EQUIPMENT-NET                     24,204,099      24,888,222      26,055,174


OTHER ASSETS                         1,132,971         899,126       1,175,548
                                   -----------     -----------     -----------


TOTAL ASSETS                       $54,317,323     $55,449,477     $68,179,003
                                   ===========     ===========     ===========
















                   See accompanying notes to these condensed
                      consolidated financial statements.
                                      -3-

                     50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                             MAY 3, 1996  FEBRUARY 2, 1996    MAY 5, 1995
                                                                            ------------  ----------------    ------------
CURRENT LIABILITIES:

  Accounts payable-trade                                                    $  9,705,104    $  8,595,246    $ 11,111,039

  Accounts payable-other                                                       4,809,516       4,238,123       5,051,947

  Accrued expenses and
    other current liabilities                                                  4,104,654       3,280,093       3,461,919
  Current portion of closed store costs                                        1,001,449       1,168,213       1,217,025

  Current portion of  long-term debt                                           1,063,273       1,286,372       1,340,168
                                                                            ------------    ------------    ------------

TOTAL CURRENT LIABILITIES                                                     20,683,996      18,568,047      22,182,098
                                                                            ------------    ------------    ------------



CREDIT FACILITY, REFINANCED                                                   10,109,405      11,218,051      11,956,695



LONG-TERM DEBT                                                                 4,014,674       3,884,515       4,778,284



NOTES PAYABLE - VENDORS                                                        2,631,658            --              --


CLOSED STORE COSTS                                                                  --              --         1,387,000



COMMITMENTS AND
  CONTINGENCIES


STOCKHOLDERS' EQUITY:

  Common stock                                                                   122,009         122,009         121,884

  Additional paid-in
    capital                                                                   36,022,264      36,022,264      36,022,389
  Subscription receivable                                                     (3,991,050)     (3,991,050)     (3,991,050)

  Accumulated deficit                                                        (15,275,633)    (10,374,359)     (4,278,297)
                                                                            ------------    ------------    ------------

TOTAL STOCKHOLDERS'  EQUITY                                                   16,877,590      21,778,864      27,874,926
                                                                            ------------    ------------    ------------



TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                      $ 54,317,323    $ 55,449,477    $ 68,179,003
                                                                            ============    ============    ============


                   See accompanying notes to these condensed
                      consolidated financial statements.
                                      -4-

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                  Thirteen Weeks Ended      Thirteen Weeks Ended
                                  --------------------      --------------------
                                     May 3, 1996                  May 5, 1995
                                  --------------------      --------------------

NET SALES                            $ 32,415,409                $ 44,789,934
COST OF SALES                          23,233,396                  29,441,210
                                     ------------                ------------


GROSS PROFIT                            9,182,013                  15,348,724
                                     ------------                ------------


OPERATING EXPENSES:

Selling, advertising, general and
  administrative                       12,761,322                  14,957,818
Depreciation and amortization             970,477                     974,088
                                     ------------                ------------
TOTAL OPERATING EXPENSES               13,731,799                  15,931,906
                                     ------------                ------------


OTHER (INCOME) EXPENSE:
Interest income                           (19,666)                    (27,196)
Interest expense                          371,154                     474,380
                                     ------------                ------------
TOTAL OTHER (INCOME) EXPENSE              351,488                     447,184
                                     ------------                ------------


LOSS BEFORE INCOME TAXES               (4,901,274)                 (1,030,366)



BENEFIT FROM INCOME TAXES                    --                       348,000
                                     ------------                ------------


NET LOSS                             $ (4,901,274)               $   (682,366)
                                     ============                ============


LOSS PER COMMON SHARE                $       (.40)               $       (.06)
                                     ============                ============

WEIGHTED AVERAGE SHARES                12,200,915                  12,188,415
                                     ============                ============


















                   See accompanying notes to these condensed
                      consolidated financial statements.
                                      -5-

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                Thirteen Weeks Ended
                                                                                                --------------------
                                                                                              May 3, 1996    May 5, 1995
                                                                                              -----------    -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net  loss                                                                                     $(4,901,274)   $  (682,366)
Adjustments to reconcile net loss to  net cash
  provided from operating  activities:
  Depreciation and amortization                                                                   970,477        974,088
  Non-cash interest expense on long-term debt                                                     117,981           --

Changes in assets and liabilities:

  Accounts receivable                                                                             (80,803)      (519,296)
  Merchandise inventories                                                                       1,095,733     (3,055,337)
  Prepaid and other current assets                                                               (234,053)      (218,486)
  Other assets                                                                                   (237,287)        70,183
  Accounts payable-trade                                                                        3,741,516      1,099,227
  Accounts payable-other                                                                          571,393        155,914
  Deferred income tax                                                                                --         (348,000)
  Accrued expenses and other
    current liabilities                                                                           824,561        314,240
  Closed store costs                                                                             (166,764)      (131,169)
                                                                                              -----------    -----------
Net cash provided by (used in) operating
  activities                                                                                    1,701,480     (2,341,002)
                                                                                              -----------    -----------


CASH FLOWS FROM INVESTING
  ACTIVITIES:
Capital expenditures                                                                             (282,912)    (1,619,174)
                                                                                              -----------    -----------
Net cash used in investing activities                                                            (282,912)    (1,619,174)
                                                                                              -----------    -----------









                   See accompanying notes to these condensed
                      consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)



                                                                                                Thirteen Weeks Ended
                                                                                                --------------------
                                                                                              May 3, 1996    May 5, 1995
                                                                                              -----------    -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net (payments) proceeds from credit facility                                                   (1,108,646)     5,001,670
Payments on long-term debt                                                                       (210,921)      (339,610)
                                                                                              -----------    -----------


Net cash (used in)  provided by financing
  activities                                                                                   (1,319,567)     4,662,060
                                                                                              -----------    -----------


Increase in cash and cash equivalents                                                              99,001        701,884
Cash and cash equivalents at
  beginning of period                                                                             341,334      2,062,676
                                                                                              -----------    -----------
Cash and cash equivalents at
  end of period                                                                               $   440,335    $ 2,764,560
                                                                                              ===========    ===========


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period for:

   Interest                                                                                   $   253,175    $   474,380
   Income taxes                                                                                      --             --


SUPPLEMENTAL DISCLOSURES OF
  NON-CASH FINANCING ACTIVITIES:
  Store equipment leases capitalized                                                                 --      $    85,171










                   See accompanying notes to these condensed
                      consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: The condensed consolidated balance sheet at February 2, 1996 has been condensed from the audited consolidated balance sheet at February 2, 1996.

                  The condensed consolidated balance sheets at May 3, 1996 and May 5, 1995 and the condensed consolidated statements of operations and statements of cash flows for the thirteen weeks ended May 3, 1996 and the thirteen weeks ended May 5, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. Such adjustments are of a normal and recurring nature. The results of operations for the thirteen week period ended May 3, 1996 are not necessarily indicative of the operating results for a full year or of future operations.

                  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended February 2, 1996.

                  Certain reclassifications have been made to the fiscal 1996 condensed consolidated financial statements to conform to the fiscal 1997 condensed consolidated financial statements.

NOTE 2: In the first quarter of fiscal 1997, the Company began to address a liquidity problem and anticipated violations of financial covenants in its credit arrangements by restructuring certain debt obligations, including its unsecured trade obligations owed to vendors and its long term notes with an affiliate of an insurance company.
                  With the support of its vendors, 50-OFF implemented a payment plan with respect to its $8,447,000 of unsecured trade payables as of February 26, 1996. Under the plan, such payables will be paid in full within a two year period. The restructuring of the long term notes, including an extension of the maturity, reduced monthly debt service requirements.

                  On May 13, 1996, the Company entered into a new $22.5 million credit facility with two financial corporations which provides for a 60.75% advance rate on eligible inventory (63.75%, September 16 - December 15; 55.75%, December 16 - February 28) with interest set at prime plus 1.75%. The new facility matures on May 31, 1998. This facility replaces a prior commitment of $20.0 million providing for a 45% advance rate with interest set at prime plus 1.75% expiring on January 12, 1998. The Company expects the increased liquidity under the new facility to provide important cash resources and, with the other restructurings discussed above, increased creditworthiness (see Note 3, below). As of June 12, 1996, the Company had approximately $1,206,000 available for use under its new credit facility.

                  The Company has filed lawsuits related to certain parties' breach of contractual obligations to purchase 1,500,000 shares of the Company's Common Stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company is vigorously prosecuting this matter and intends to pursue all reasonable avenues to effect either the receipt of payment for such shares or the return of the shares themselves, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a favorable judgment or result in these actions; however, the collectibility of any such judgment is uncertain at this time (See Note 5, below).

                  The Company believes its operating cash flow, its new, increased credit facility with its larger advance rate, its restructuring of certain other debt obligations and its cash on hand, as well as the expected results of its efforts to resolve its lawsuits or to secure concessions from landlords or additional capital, will be adequate to finance its operations through fiscal 1997.

                  For the balance of fiscal 1997, management has developed and is implementing a new business strategy which seeks, among other things, to achieve higher gross margins and a return to profitability. The key elements of this strategy, which includes converting a majority of the 50-OFF stores to LOT$OFF stores, are more close-out buying, higher initial mark-ups, less promotional pricing, new "hardlines" categories, elimination of certain "softline" categories subject to high mark-downs and shrink, extensive programs to reduce and control shrink generally and a reduced expense structure. Although management believes that it has developed an appropriate plan for the Company in its current environment, no assurance can be given that the Company will be successful in its efforts to improve operations and reverse recent operating trends. If the Company's plans to improve operations are not successful, and absent a positive resolution of its lawsuits (see Note 5, below), a capital infusion or additional concessions from landlords or lenders, management will consider, among other alternatives, strategic or financial alliances with third parties (including wholesalers or manufacturers) and the merger or sale of all or a part of the Company.

NOTE 3: On May 13, 1996, the Company entered into a credit facility with two financial corporations providing the Company with a line of credit through May 1998 of up to $22,500,000 including letters of credit. Borrowings under the line are limited to a borrowing base equal to the lessor of, (i) eligible inventory at cost: December 16 to February 28, 55.75%, March 1 to September 15, 60.75% and September 16 to December 15, 63.75% or (ii) eligible inventory at retail:
                  December 16 to February 28, 33.45%, March 1 toSeptember 15, 37.25% and September 16 to December 15, 39.0%. Interest under the line is charged on funds borrowed at the First National Bank of Boston's base rate (currently 8.25%) plus 1.75% and there is a monthly administrative fee of $12,000 and an annual facility fee of 1.5% ($337,500). The agreement contains various restrictive covenants, including restrictions on the payment of cash dividends. The agreement contains minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants.
                  The line of credit is secured by inventory, accounts receivable and other assets. In addition, the Company issued the lenders a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share. As of June 12, 1996, approximately $13,628,000 was outstanding under this credit facility and approximately $1,206,000 was available for use.

                  Prior to entering into the Company's new credit facility on May 13, 1996, the Company had a credit facility with a financial institution providing the Company a line of credit through January 1998, as amended, of up to $20,000,000 including letters of credit of $4,000,000. Borrowings under the facility were limited to a borrowing base equal to the lesser of, (i) 45% of eligible inventory, or (ii) 80% of liquidation value of inventory, both minus a permanent block of $1,500,000. Interest under the line was charged on funds borrowed at the lender's prime rate plus 1.75%. The lender's prime rate at May 3, 1996 was 8.25%. The agreement contained various restrictive covenants, including restrictions on the payment of cash dividends. The lender agreed to waive violations related to minimum tangible net worth, minimum working capital and minimum pre-tax profit financial covenants as of the end of fiscal 1996. This credit facility was secured by inventory, certain accounts receivable and other assets. At May 3, 1996, $10,109,405 was outstanding under the credit facility and approximately $416,000 was available for use under this facility.

                  The Company had total borrowings of $8,389,666 and $16,269,883 and repayments of $9,498,312 and $11,268,213 for the thirteen weeks ended May 3, 1996 and May 5, 1995, respectively under its credit facility.

                  In April 1996, the Company restructured its $4,000,000 and $2,775,000 long term borrowings with an affiliate of an insurance company into one promissory note for approximately $4,645,000. The promissory note provides for monthly installments (including principal and interest) of $94,638 until March 2000. Interest is charged at a rate of 8.50%. The note is secured by the Company's furniture and fixtures. All restrictive covenants, as specified in the Company's credit facility, apply to the notes plus a debt to tangible net worth financial covenant as amended.

NOTE 4: The Company, at May 3, 1996 and May 5, 1995, has recorded approximately $1,001,000 and $2,604,000, respectively of liabilities associated with estimated monthly lease payments and other store closing costs for stores closing in fiscal 1996. The stores closed in fiscal 1996 contributed approximately $3,729,000 of net sales and $273,000 of operating income during the thirteen weeks ended May 5, 1995.

NOTE 5: In November 1994, the Company received subscriptions for approximately 1,810,000 shares of Common Stock in a Regulation S offering to qualified investors. The Company received net proceeds of approximately $861,000 from the purchase of 310,000 shares and has purchase agreements for 1,500,000 shares for which proceeds have not been received.

                  On February 21, 1995, the Company filed a lawsuit [50-OFF STORES, INC. V. BANQUE PARIBAS (SUISSE) S.A. BETAFID, S.A., YANNI KOUTSOUBOS, ANDALUCIAN VILLAS (FORTY EIGHT) LIMITED, ARNASS LIMITED, BROCIMAST ENTERPRISES LTD., DENNIS MORRIS, HOWARD WHITE, AND MORRIS & ASSOCIATES, Case No. SA-95-CA-0159] in United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A., Betafid S.A., three purchaser entities allegedly controlled by them and certain affiliated individuals in connection with the breach by certain of the defendants of their contractual obligation to purchase an aggregate of 1,500,000 shares of the Company's common stock at $3.65 per share. The lawsuit also includes securities fraud, promissory estoppel, conspiracy and conversion claims. The conversion claim relates to actions of the defendants in removing the shares from an escrow account into which they had been issued for authentication purposes, even though the defendants have never paid anything for such shares. The Company seeks recovery of actual and punitive damages, an injunction against the defendant's transfer of such stock in violation of the Securities Act, pre- and post-judgment interest, attorneys' fees and such other remedies to which the Company may show itself entitled.

                  Dennis Morris has answered the Complaint. Defaults have been sought and/or entered against Andalucian Villas, Brocimast and Koutsoubos for failure to appear. Banque Paribas, Betafid and Howard White have moved to dismiss the action for lack of jurisdiction and forum non conveniens.

                  Written discovery has been served on all defendants who have appeared. The Court referred all pretrial matters to a U.S. Magistrate who entered an order requiring Paribas and Betafid to make witnesses available in the United States for depositions. Paribas appealed that decision.

                  The Company, based upon advice of counsel, believes that it will obtain a favorable judgment against one or more of these defendants, however, the collectibility of any such judgment is uncertain at this time. Until the matter has been resolved, the Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. The related subscription receivable recorded in the accompanying consolidated balance sheet is based upon a share price of $2.94, the closing price of the Company's Common Stock on January 12, 1995 and the date the stock was removed from escrow. If the Company is unable to collect amounts due and the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the uncollected amount of the subscription receivable will be recorded in the consolidated financial statements. Damages awarded to the Company or settlement amounts paid to the Company, if any, in excess of the subscriptions receivable would be credited to earnings.

                  On January 9, 1996, the Company filed a lawsuit [50-OFF STORES, INC. V. JEFFERIES & COMPANY, INC. AND JEFFERIES INTERNATIONAL, LTD., Cause No. 96-CI-00349] in Bexar County District Court in San Antonio, Texas against the Company's placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleges that the defendants breached their contracts with the Company, breached their fiduciary duties to the Company and were reckless or grossly negligent in failing to investigate properly the qualifications of the purchasers they introduced to the Company. The Company seeks to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorney's fees.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

                  50-OFF Stores, Inc. ("50-OFF" or the "Company") is a regional, off-price retailer currently operating 100 stores under the name "50-OFF" in 11 states in the southern and southwestern United States. The Company is in the process of redirecting its retail activities, including converting a majority of its off-price 50-OFF stores to close-out LOT$OFF stores, beginning with its five stores in Oklahoma and eight of its nine stores in the Dallas, Texas area. The Company's targeted customers are value-conscious shoppers, those with low-to-moderate income and greater sensitivity to price than customers of discount retailers and other "bargain hunters." 50-OFF stores primarily offer moderately priced, regionally and nationally advertised merchandise, including family apparel and non-apparel goods such as domestics, housewares and giftware, home furnishings, shelf-stable food products, toys, stationery and health and beauty aids. The Company's merchandise strategy is to offer a mix of products that may fluctuate by category based on customer needs and buying trends and the availability of products at close-out prices. In response to recent shifts in consumer demand, the Company has increased its emphasis on non-apparel merchandise. As a result, non-apparel merchandise sales have increased from 25.0% of merchandise sales in fiscal 1992 to 41.5% in the first quarter of fiscal 1997. LOT$OFF stores are expected to have an even higher percentage of non-apparel merchandise sales; initial plans call for in excess of 60% of inventory in LOT$OFF stores to be non-apparel.

Historical and Recent Developments

                  The Company achieved strong growth in stores, sales and earnings for a number of years after its development of the 50-OFF store concept in fiscal 1987. When the Company began to experience declines in comparable store sales and operating results, management made significant changes to its operations, including closing underperforming stores, limiting new store openings to existing markets, recruiting new merchandising management and increasing sales of non-apparel merchandise as a percentage of total sales. These changes resulted in improved financial performance for the Company; however, certain external factors, including the Mexican Government's devaluation of the peso in December 1994, had a negative effect on the Company's operating performance in late fiscal 1995. The Company had a net loss of $8,024,000 in fiscal 1995, including store closing costs of approximately $5,019,000. The Company's financial performance in fiscal 1996 continued to be disappointing, especially in the second half; the Company had a net loss of $6,778,000. During fiscal 1996, certain factors negatively affected operating results and liquidity:

               o the breach of certain foreign purchasers in an international offering by the Company in late fiscal 1995 of their contractual obligation to purchase in aggregate 1,500,000 shares of Common Stock at $3.65 per share ($5,475,000 in aggregate) led to a continuing increase in borrowings by the Company under its then credit facility (and a decrease in availability under the facility) and contributed to an increase in the interest rate on borrowings under the facility;

               o such breach, and the resulting lack of the planned equity infusion and decrease in availability under the credit facility, negatively impacted the Company's perceived creditworthiness with sources of trade credit, which led, in some cases, to shorter payment terms and/or less credit support from such sources;

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

During fiscal 1996, the Company took the following affirmative steps in its continuing efforts to achieve a more disciplined cost structure, to lessen vulnerability to external factors and to attain profitability:

               o filed lawsuits against the defaulting foreign purchasers and others involved in the international offering by the Company in an effort to obtain appropriate remedies, including either the agreed upon proceeds or the shares themselves, as well as the Company's actual and punitive damages (see Significant Litigation, below);

               o completed its store consolidation program by closing 14 stores;

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

        While significant operating losses continued through the Company's first fiscal quarter of 1997 [a loss of $4.9 million (including an approximate $2.1 million write down of certain inventories in anticipation of the conversion of the Oklahoma and certain Dallas stores to LOT$OFF stores in the late second fiscal quarter) on net sales of $32.4 million from 100.5 weighted average stores], in late February, the Company began to address its liquidity problem by restructuring certain debt obligations, including its unsecured trade obligations owed to vendors and its long term notes with an affiliate of an insurance company. On May 13, 1996, the Company entered into a new $22.5 million credit facility which provides generally for a 60.75% advance rate on eligible inventory with interest set at their base rate plus 1.75%. The new credit facility matures on May 31, 1998. This new facility replaced a prior credit facility of $20.0 million providing for a 45% advance rate with interest set at prime plus 1.75% maturing on January 12, 1998. The Company expects the increased liquidity under the new facility to provide important cash resources to 50-OFF and, with the other restructurings discussed above, increased creditworthiness (see Liquidity and Capital Resources, below).

        On May 7, 1996, the Company's Board of Directors accepted the resignation of Charles Siegel from his positions as President and Chief Executive Officer of the Company, as well as his position on the Board, and appointed Charles J. Fuhrmann II to the positions of President, Chief Executive Officer and Chief Financial Officer. Mr. Fuhrmann, a Director of the Company since October 1994, has served in various consulting capacities for 50-OFF, including Acting Chief Administrative and Financial Officer until his new appointment. Mr. Fuhrmann, most recently a private investor and strategic and financial consultant, was formerly Managing Director-Investment Banking with Merrill Lynch & Co. in New York. Other significant management changes included the promotions of Allen Fields to Senior Vice President - Operations, Joe Goldstein to Senior Vice President - Merchandise and James Scogin to Vice President - Controller, Chief Accounting Officer and Assistant Secretary. For the balance of fiscal 1997, the new management team has developed and is implementing a new business strategy which seeks to achieve higher gross margins and profitability. The key elements of this strategy, which includes converting a majority of the 50-OFF stores to LOT$OFF stores, are more close-out buying, higher initial mark-ups, less promotional pricing, new "hardlines" categories, elimination of certain "softline" categories subject to high mark-downs and shrink, extensive programs to reduce and control shrink generally and a reduced expense structure. Although management believes that it has developed an appropriate plan for the Company in its current environment, no assurance can be given that the Company will be successful in its efforts to improve operations and reverse recent operating trends.

Liquidity and Capital Resources

        The Company began fiscal 1997 with cash of $341,334. During the first fiscal quarter, the Company decreased borrowings by a net of $1,319,567, received $1,701,480 from operating activities, used $282,912 for capital expenditures in refurbishing existing stores and opening one store in the Atlanta, Georgia area and ended the period with cash on hand of $440,335. The Company had a credit facility for up to $20,000,000, obtained in January 1994, which was to expire on January 12, 1998; permitted loans up to the lesser of
(i) 45% of eligible inventory or (ii) 80% of liquidation value of inventory, both minus $1,500,000; and bore interest at 1.75% over the prime rate. The credit facility was secured by inventory and other assets of the Company and contained minimum tangible net worth, minimum working capital and minimum pre-tax profit financial covenants. As of May 3, 1996, the Company had approximately $10,109,000 outstanding under the credit facility and had approximately $416,000 available for use under its line of credit.

        As stated above, the Company has opened one store in fiscal 1997 and has no other lease commitments for additional stores. Future store openings will depend upon the sales and income performance of existing stores and the Company's ability to obtain attractive leases for locations in existing markets
where the targeted customer base is large enough to support     additional
stores.

        As stated above, during fiscal 1995 and 1996, certain factors negatively affected the Company's liquidity, including significant operating losses. While significant operating losses continued through the Company's first fiscal quarter of 1997 (a loss of $4.9 million, including inventory adjustments related to the future conversion of Oklahoma and Dallas area 50-OFF stores to LOT$OFF stores, as discussed above, on net sales of $32.4 million from 100.5 weighted average stores), in late February, the Company began to address its liquidity problem and anticipated violations of financial covenants in its credit agreements by restructuring certain debt obligations, including its unsecured trade obligations owed to vendors and its long term notes with an affiliate of an insurance company. With the support of its vendors, 50-OFF implemented a payment plan with respect to $8,447,000 of unsecured trade payables as of February 26, 1996. Under the plan, such payables will be paid in full within a two year period. The restructuring of the long term notes, including an extension of the maturity, reduced monthly debt service requirements.

        On May 13, 1996, the Company entered into a new $22.5 million credit facility with Foothill Capital Corporation and GBFC, Inc. which provides for a 60.75% advance rate on eligible inventory (63.75%, September 16 - December 15; 55.75%, December 16 - February 28) with interest set at their base rate plus 1.75%. The new credit facility matures on May 31, 1998. This new facility replaced the credit facility described above. The Company expects the increased liquidity under the new facility to provide important cash resources and, with the other restructurings discussed above, increased creditworthiness. In conjunction with the establishment of this new facility, the Company issued Foothill Capital and GBFC, Inc. a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share. As of May 13, 1996, the Company had approximately $4,061,000 available for use under its new revolving credit facility.

        The Company believes its operating cash flow, its new, increased revolving credit facility with its larger advance rate, its restructuring of certain other debt obligations and its cash on hand, as well as the expected results of its efforts to resolve its lawsuits or to secure concessions from landlords or additional capital, will be adequate to finance its operations through fiscal 1997. For the balance of fiscal 1997, a new management team has developed and is implementing a new business strategy which seeks, among other things, to achieve higher gross margins and a return to profitability. The key elements of this strategy, which includes converting a majority of the 50-OFF stores to LOT$OFF stores, are more close-out buying, higher initial mark-ups, less promotional pricing, new "hardlines" categories, elimination of certain "softline" categories subject to high mark-downs and shrink, extensive programs to reduce and control shrink generally and a reduced expense structure. Although management believes that it has developed an appropriate plan for the Company in its current environment, no assurance can be given that the Company will be successful in its efforts to improve operations and reverse recent operating trends. If the Company's plans to improve operations are not successful, and absent a positive resolution of its lawsuits (see Significant Litigation, below), a capital infusion or additional concessions from landlords or lenders, management will consider, among other alternatives, strategic or financial alliances with third parties (including wholesalers or manufacturers) and the merger or sale of all or a part of the Company.

Significant Litigation

     The Company has filed lawsuits seeking in excess of $5 million related to certain parties' breach of contractual obligations to purchase 1,500,000 shares of the Company's Common Stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously prosecute this matter and to pursue all available avenues to effect either the receipt of payment for such shares or the return of the shares themselves, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a favorable judgment or result in this action, however, the collectibility of any such judgment is uncertain at this time. Until the matter has been resolved, the Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. If the Company is unable to collect amounts due or the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the uncollected amount of the subscription receivable ($3,991,050) will be recorded in the consolidated financial statements. Damages awarded to the Company or settlement amounts paid to the Company, if any, in excess of the subscriptions receivable would be credited to earnings.

Impact of Mexican Economic Conditions

                  Although the Company has in recent years significantly reduced its dependence upon border store operations by expansion to other markets, the Company's activities were historically dependent to a significant degree upon its stores located in Texas cities along the Mexican border. During the first quarter of fiscal 1997, approximately 13.7% of the Company's net sales were attributable to the Company's 13 border stores.

                  Mexican peso devaluations and duty-free import restrictions, and the enforcement thereof, have from time to time significantly reduced purchases by Mexican nationals, who constitute a significant portion of the Company's customers in certain of its border locations, and have resulted in decreases in sales during such periods. The Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas 1994, and the Company's border stores experienced a significant drop in sales for the last seven weeks of fiscal 1995. The continuing economic weakness along the border and further erosion of the peso continued to negatively affect sales and operating results in the Company's border stores throughout fiscal 1996; the Company's border stores experienced an approximate $10.2 million (32.0%) drop in sales to $21.8 million for fiscal 1996. With the continued erosion of the value of the peso well into fiscal 1996 and with the current peso value still well below its comparable level a year ago, sales in the Company's border stores have continued to suffer through the first quarter of fiscal 1997 (an approximate $1.3 million, or 24.1%, drop to $4.1 million). While the Company cannot predict the ultimate effect on fiscal 1997 results, continuing weakness in the border economy and negative comparable peso values would have a continuing negative effect on the operating results of its border stores.

RESULTS OF OPERATIONS

                  The following tables set forth (i) certain items in the condensed consolidated statements of operations as a percentage of net sales for the periods indicated, and (ii) the percentage change in such items from the prior period.

                                                                                      Percentage of Net Sales
                                                                          ------------------------------------------------
                                                                                        Thirteen Weeks Ended
                                                                          ------------------------------------------------
                                                                               May 3, 1996               May 5, 1995
                                                                          ---------------------     ----------------------
Net sales                                                                        100.0%                             100.0%
                                                                                 -----                              -----
Cost of sales                                                                     71.7                                65.7
Selling, advertising, general and administrative                                  39.3                                33.4
Depreciation and amortization                                                      3.0                                 2.2
Other expense, net                                                                 1.1                                 1.0
                                                                                  ----                             -------
Total expenses                                                                   115.1                               102.3
                                                                                 -----                               -----
Loss before income taxes                                                         (15.1)                               (2.3)
Benefit from income taxes                                                          0                                    .8
Net loss                                                                         (15.1)%                              (1.5)%
                                                                                 =====                             =======

                                                                                                  Percentage Change
                                                                                     ----------------------------------------------
                                                                                                     13 Weeks Ended
                                                                                                 May 3, 1996 compared to
                                                                                               13 Weeks Ended May 5, 1995
                                                                                     ----------------------------------------------
Net sales                                                                                                  (27.6)%
Cost of sales                                                                                              (21.1)
Selling, advertising, general and administrative                                                           (14.7)
Depreciation and amortization                                                                               (.4)

Other expense, net                                                                                         (21.4)
Loss before income taxes                                                                                   375.7
Benefit from income taxes                                                                                 (100.0)
Net loss                                                                                                   618.3%


THIRTEEN WEEKS ENDED MAY 3, 1996 COMPARED TO THIRTEEN WEEKS ENDED MAY 5, 1995:

                  The net sales decrease of 27.6% for the thirteen weeks ended May 3, 1996 compared to the thirteen weeks ended May 5, 1995 is attributable to a 21.7% decrease in comparable store sales and a 8.3% decrease in the weighted average number of stores in operation. The comparable store sales decrease of 21.7% is attributable largely to a 19.5% decrease in the weighted average amount of inventory, due in part to the Company's inability to have inventory shipped on acceptable credit terms. Comparable stores experienced a 13.5% drop in transactions and an 8.0% drop in average transaction amount to $13.06 for the fiscal 1997 period as compared to the same period in fiscal 1996.

                  Cost of sales as a percentage of net sales increased to 71.7% for the thirteen weeks ended May 3, 1996 from 65.7% for the comparable period of the prior year, due primarily to approximately $2,053,000 in inventory liquidation write-downs in connection with the conversion of Oklahoma and Dallas area stores from 50-OFF stores to LOT$OFF stores scheduled for late May 1996 through early July 1996. Excluding the inventory liquidation write-downs, cost of sales as a percentage of net sales would have been 65.3% for the thirteen weeks ended May 3, 1996.

                  Selling, advertising, general and administrative expenses increased to 39.3% of net sales for the thirteen weeks ended May 3, 1996 from 33.4% for the comparable period of the prior year due to the decrease in sales. The 14.7% decrease in the amount of selling, advertising, general and administrative expenses compared to the thirteen weeks ended May 5, 1995 was the result of the 8.3% decrease in the weighted average number of stores open and certain cost reductions, including negotiated monthly rent reductions and personnel.

        Other expense, net decreased to approximately $351,000 in the thirteen weeks ended May 3, 1996 compared to approximately $447,000 in the comparable period of the prior year, due primarily to decreased borrowings under the Company's credit facility.

        The increase in the Company's loss before income taxes for the thirteen weeks ended May 3, 1996 compared to the thirteen weeks ended May 5, 1995 is primarily due to a decrease in net sales and the $2,053,000 charge to cost of sales pertaining to the inventory liquidation write-downs, offset in part by a decrease in selling, advertising, general and administrative expenses.

        Income tax benefit related to the loss for the thirteen weeks ended May 3, 1996 was not recognized because the utilization of such benefit is not assured. Such benefit is available for recognition in future years.


                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

        See Note 5 to the Condensed Consolidated Financial Statements regarding lawsuits filed in February 1995 and January 1996. Such lawsuits were also reported in the Company's annual report on Form 10-K for the fiscal year ended
February 2, 1996.   There have been no material developments with regard to the lawsuits since the filing of those reports.

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

(b)  Reports on Form 8-K.

       There were no reports on Form 8-K filed during the quarter ended May 3, 1996.



                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        50-OFF STORES, INC.



                               By:  CHARLES J. FUHRMANN II
                                    Charles J. Fuhrmann II, President, Chief
                                    Executive and Financial Officer



                               By:  JAMES G. SCOGIN
                                    James G. Scogin, Vice-President, Controller
                                    Chief Accounting Officer, and Assistant
                                    Secretary

                                 EXHIBIT INDEX




     Exhibit 15  -- Review Report of Deloitte & Touche LLP

     Exhibit 27  -- Financial Data Schedule