Form 10-K/A
period 1996-02-02
50 OFF STORES INC
filed 1996-08-28
CIK 735584

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

     50-Off Stores, Inc. hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended February 2, 1996 by amending Part I, Item 1 - Business - Subsequent Events, Part I, Item 3 - Legal Proceedings, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources); by adding Part III omitted from its initial Form 10-K filing for such fiscal year in the expectation that they would have been included in the Registrant's definitive proxy statement, and by amending Part IV, Item 14 - Note 9 (Common Stock) to Financial Statements.

                                     PART I


ITEM 1. BUSINESS

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

     On May 13, 1996, the Company entered into a new $22.5 million revolving credit arrangement with Foothill Capital Corporation and GBFC, Inc. which provides for a 60.75% advance rate on eligible inventory (63.75%, September 16
- - December 15; 55.75%, December 16 - February 28) with interest set at prime
plus 1.75%.   The new loan facility matures on May 31, 1998.  This facility replaces a prior commitment of $20.0 million providing for a 45% advance rate with interest set at prime plus 1.75% expiring on January 12, 1998. The agreement contains minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. The line of credit is secured by inventory, accounts receivable, collateral assignment of claim proceeds and other assets. The Company expects the increased liquidity under the new facility to provide important cash resources to 50-OFF and, with the other restructurings discussed above, increased creditworthiness. In conjunction with the establishment of this new facility, the Company issued Foothill Capital and GBFC, Inc. a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share and granted related registration rights. As of May 13, 1996, the Company had approximately $4,061,000 available for use under its line of credit.

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

          The Company is party to certain other legal proceedings arising in the ordinary coarse of business, none of which are believed to be material.

                                    PART II


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On May 13, 1996, the Company entered into a new $22.5 million revolving credit arrangement with Foothill Capital Corporation and GBFC, Inc. which provides for a 60.75% advance rate on eligible inventory (63.75%, September 16
- - December 15; 55.75%, December 16 - February 28) with interest set at prime plus 1.75%. The new loan facility matures on May 31, 1998. This facility replaces a prior commitment of $20.0 million providing for a 45% advance rate with interest set at prime plus 1.75% expiring on January 12, 1998. The agreement contains minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. The line of credit is secured by inventory, accounts receivable, collateral assignment of claim proceeds and other assets. The Company expects the increased liquidity under the new facility to provide important cash resources and, with the other restructurings discussed above, increased creditworthiness. In conjunction with the establishment of this new facility, the Company issued Foothill Capital and GBFC, Inc. a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share (see Note 4 of Notes to Consolidated Financial Statements) and granted related registration rights. As of May 13, 1996, the Company had approximately $4,061,000 available for use under its line of credit.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are:



NAME                    AGE         POSITION(S) HELD/BUSINESS EXPERIENCE
- ----                    ---         ------------------------------------
Charles J. Fuhrmann II  51   Director, President and Chief Executive and
                             Financial Officer.  Served as President, Chief
                             Executive and Financial Officer since May 1996 and
                             as a director of the Company since October 1994.
                             Since May 1991, has been a private investor and
                             independent, strategic and financial consultant to
                             private and public companies.  See "Certain
                             Relationships and Related Transactions."  From
                             1978 through May 1991, was Vice President and
                             Managing Director, Investment Banking of Merrill
                             Lynch & Co., Inc., New York City, New York.

Joseph Lehrman          71   Secretary, Treasurer and Director.  A co-founder
                             of the Company and has served as Treasurer of the
                             Company since January 1976, as Secretary since
                             September 1982, and as a  director since March
                             1975.  Engaged in various executive capacities in
                             the retail discount industry for  over 40 years.

Allen Fields            38   Senior Vice-President - Operations.  Served as
                             Senior Vice President - Operations since May 1996
                             and as Vice-President - Store Operations since
                             January 1995.  Joined the company from Hill
                             Department Stores where he served as a District
                             Manager since January 1994.  Served as a District
                             Manager with McCrory Stores from May 1989 to
                             December 1993, and from February 1987 until April
                             1989 served as a Store Manager with Jamesway Corp.

Joe Goldstein           49   Senior Vice-President - Merchandise.  Served as
                             Senior Vice President - Merchandise since May 1996
                             and as Vice-President - Division Merchandise
                             Manager (Softlines) since September 1993.  Served
                             as Merchandise Manager for Value City from
                             November 1992 to September 1993 and from April
                             1987 to November 1992, served as Vice President -
                             General Merchandise Manager for Alden's.   Has
                             over 20 years of retail experience, primarily in
                             buying and general merchandising capacities.

Richard Kelly           45   Vice-President - Distribution and Transportation.
                             Served as Vice-President - Distribution and
                             Transportation since November 1994.  Joined the
                             Company from Grossman's where he served as
                             Logistics Facility Manager since January 1994.
                             Served as a management consultant for Center City
                             Consolidators from January 1993 to December 1993.
                             Served as Assistant Vice President, Distribution
                             Services for T.J. Maxx, Inc. from October 1992 to
                             December 1992.  Served as Director, Logistics
                             Operations for Rent-A-Center Inc. from March 1991
                             to September 1992 and as General Manager of
                             southwestern/western regional distribution from
                             September 1988 to February 1991.

James G. Scogin         35   Vice-President - Controller, Chief Accounting
                             Officer and Assistant Secretary.  Served as
                             Vice-President - Controller, Chief Accounting
                             Officer and Assistant Secretary since May 1996 and
                             as Controller - Chief Accounting Officer since
                             February 1995.  Served as Controller since June
                             1992.  A Certified Public Accountant, was employed
                             by Deloitte & Touche LLP from August 1982 to June
                             1992.

Doug Sims               47   Vice-President - Loss Prevention and Internal
                             Audit.  Served as Vice-President - Loss Prevention
                             and Internal Audit since March 1994 and Director
                             of Loss Prevention since June 1990.  Self-employed
                             in polygraph/investigations for numerous retail
                             corporations from July 1980 to June 1990.

Roy E. Springer     47   Vice-President - Human Resources.  Served as
                         Vice-President-Human Resources since July 1993 and
                         Director of Human Resources since 1989.  Served as
                         District Store Manager of the Company from 1988 until
                         1989.  Held various multiunit management positions for
                         other retail organizations for 10 years prior to
                         joining the Company.

Anthony Tramontano  62   Vice-President - Inventory Control.  Served as
                         Vice-President - Inventory Control since February
                         1995.  Served as Vice-President - Hardlines
                         Merchandise since September 1983 and as merchandise
                         manager for hardlines, linens and domestics since June
                         1979.  Served as buyer of all hardlines, linens and
                         domestics from 1975 to June 1979.  Has over 35 years
                         of retail experience, primarily in buying and general
                         merchandising capacities.

James M. Raines     56   Director.  Served as a director of the Company since
                         March 1991. Since September 1988, has been actively
                         involved in investments in both private and public
                         companies through his own investment firm, James M.
                         Raines & Company.   See "Certain Relationships and
                         Related Transactions."  From 1985 through 1988, was
                         Senior Vice President of Lovett, Mitchell Webb &
                         Garrison, an investment banking firm in Houston,
                         Texas.

Cecil Schenker      53   Director.  Served as a director since July 1991.
                         Previously served as a director from October 1983
                         until July 1986.  A corporate securities attorney and
                         the managing partner of the San Antonio, Texas office
                         of the law firm of Akin, Gump, Strauss, Hauer &  Feld,
                         L.L.P. of which he has been a partner, through his
                         professional corporation, for more than 10 years.
                         Akin, Gump, Strauss, Hauer & Feld, L.L.P. has
                         regularly performed legal services for the Company.
                         See "Certain Relationships and Related Transactions."
                          Serves as a director of Taco Cabana, Inc.  (a Mexican
                         patio cafe chain).

Effective July  8, 1996, Richard Sherman resigned as a director of the Company.

In May 1996, Charles M. Siegel resigned from his positions as President, Chief Executive Officer and a Director of the Company. In November 1995, Dennis Barringer's position as Executive Vice-President was eliminated.

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

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to the Company's officers, directors and 10% stockholders were complied with for the fiscal year ended February 2, 1996.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer and Executive Vice-President, the only executive officers earning compensation in excess of $100,000 in fiscal 1996 (collectively the "named executive officers").


- ------------------------------------------------------------------------------------------------------------
                                        Annual compensation        Long-Term  Compensation
                                        -------------------    --------------------------------
                                                                     Awards          Payouts
                                                               --------------------------------
                                                                                     Long-Term
                                                               Restricted            Incentive
                                                                 stock                 Plan      All other
     Name and Principal       Fiscal     Salary      Bonus      award(s)   Options    payouts   compensation
          Position             Year       ($)         ($)         ($)        (#)        ($)       ($) (1)
- ------------------------------------------------------------------------------------------------------------
Charles M. Siegel              1996     203,846        -           -       50,000       -            -
Chairman, President and CEO    1995     250,000        -           -         -          -            308
                               1994     250,000        -           -         -          -          1,444

Dennis Barringer               1996(2)  100,820        -           -         -          -            -
Executive Vice President       1995     120,774        -           -       40,000       -            -
                               1994     102,885      5,592         -       20,000       -            -

     (1) Represents company matching contributions under the Company's Profit Sharing Plan and Trust.

     (2) Represents partial year compensation.

     Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for any named executive officer.

Employment Arrangements

     The Company had an amended employment agreement (the "Agreement") with Charles Siegel, which expired on June 15, 1996. Upon Mr. Siegel's resignation from his positions as President and Chief Executive Officer, the Agreement was terminated and a severance agreement was entered into with Mr. Siegel who received $50,000 severance immediately and severance pay of $250,000 payable in equal monthly payments over a two year period.

     In May 1996, Charles J. Fuhrmann II became President, Chief Executive and
Financial Officer of the Company.   The Company does not have an employment
agreement with Mr. Fuhrmann, but Mr. Fuhrmann receives a base salary of $200,000 and was granted on May 20, 1996, 400,000 options exercisable at $1.00 per share, of which 100,000 options vested immediately, with the remaining 300,000 options vesting in whole or in part, upon the Company's achieving certain minimum net income requirements or achieving certain valuations upon any change of control of the Company.

Compensation of Directors

     Prior to May 1, 1995, each outside director received $700 per Board meeting attended and, if serving on the Executive Committee, $1,000 per Executive Committee meeting attended (and $500 per telephone meeting in excess of two hours in duration). Commencing May 1, 1995, each outside director receives $750 per Board meeting attended (and $500 per telephone meeting in excess of two hours duration). In addition, each outside director receives $750 per meeting for services as members of, or $1,000 per meeting for chairing, the Audit and Compensation Committees. Outside members of the Executive Committee receive $1,000 per meeting attended, the Chairman $1,500, (and $500 per telephone meeting in excess of two hours duration). Each outside director also receives stock option grants. See "Stock Option Plan."

Stock Option Plan

     Under the Company's Stock Option Plan (the "Option Plan"), stock options to purchase up to 3,000,000 shares of Common Stock may be granted to full-time employees, directors, advisors and outside consultants of the Company. Shares that by reason of the expiration of an option (other than by reason of exercise) or which are no longer subject to purchase pursuant to an option granted under the Option Plan may be reoptioned thereunder. The Company's Compensation Committee (the "Committee") sets specific terms and conditions of options granted under the Option Plan and administers the Option Plan, as well as the Company's other employee benefit plans which may be in effect from time to time.

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

     In accordance with the terms of the Option Plan, all current outside directors and Mr. Fuhrmann, who was an outside director upon appointment to the
Board, received initial grants of options for 75,000 shares each.   Subject to
availability of shares allocated to the Option Plan and not already reserved for other outstanding stock options, outside directors who join the Board in the future will receive an initial grant of options for 75,000 shares, effective upon their appointment or election to the Board. Such options vest ratably in five equal annual installments, with the first such installment vesting on the date of grant and become exercisable in five equal annual installments commencing with the first anniversary following the date of grant through the sixth anniversary following the date of grant. Options, once granted and to the extent vested and exercisable, remain exercisable throughout their term, regardless of whether the holder continues as a director. The exercise price of the options is equal to 100% of the fair market value of the covered shares of Common Stock at the time of grant.

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

     As of July 15, 1996 stock options covering an aggregate of 1,477,112 shares of common stock were outstanding with a weighted average exercise price of $3.19 per share and 993,888 additional shares were available for issuance upon exercise of options which may be granted in the future.

Option Grants In Last Fiscal Year

     The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended February 2, 1996:


- ----------------------------------------------------------------------------------------------------------------------
                              Option Grants in Fiscal 1996
- ----------------------------------------------------------------------------------------------------------------------
                                                                          Potential realizable value at assumed annual
                                                                          rates of stock price appreciation for option
                                                                                            term (3)
                                                                           -------------------------------------------
                                  % of Total
                                    Options
                                   Granted to      Exercise
                    Options        Employees        Price      Expiration
      Name        Granted (#)   in Fiscal 1996 (2)   ($/sh)       Date              5%                     10%
- ----------------------------------------------------------------------------------------------------------------------
Charles Siegel      50,000             -              $1.94     7-12-2000         27,000                  59,000

Dennis Barringer    10,000(1)         15%             $1.94     7-12-2000            -                       -

    (1) Mr. Barringer's options were canceled thirty days after elimination of position in November 1995.

    (2) In fiscal 1996, options for an aggregate 95,000 were granted to executive officers, as a group; and options for an aggregate 152,015 shares were granted to employees and outside consultants, other than executive officers, as a group.

    (3) The dollar amounts under these columns use the 5% and 10% rates of appreciation prescribed by the Securities and Exchange Commission. The 5% rate of appreciation would result in a per share price of $2.48. The 10% rate of appreciation would result in a per share price of $3.12. This presentation is not intended to forecast possible future appreciation of the Company's stock.

Aggregated Option Exercises In Last Fiscal Year and  Fiscal Year End Option
Values

     The following table sets forth certain information concerning the value of unexercised options held by the named executive officers at February 2, 1996 (no options were exercised by such officers during the fiscal year ended on such date):


                      Number of Securities         Value of Unexercised
                     Underlying Unexercised            In-the-Money
                     Options at FY-End (#)      Options at FY-End ($) (1)
                   --------------------------------------------------------
      Name         Exercisable  Unexercisable   Exercisable   Unexercisable
- ---------------------------------------------------------------------------
Charles M. Siegel    160,000       80,000            -              -
Dennis Barringer        -             -              -              -

    (1) Values stated are based on the $1.125 closing price of the Company's Common Stock as reported on the NASDAQ national market system on February 2, 1996 and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year.

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

     Participating employees may choose among alternative investment vehicles (Company Stock is not an option). Distributions may be made prior to normal retirement age upon showing of hardship. The annual benefits payable upon retirement at normal retirement age cannot be estimated due to the number of variables which operate under the Profit Sharing Plan. The Company made aggregate contributions of $33,575 to the Profit Sharing Plan during fiscal 1995 and $67,998 during fiscal 1994. The Company did not make any contributions during fiscal 1996.


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1996, Cecil Schenker and Richard Sherman served on the Company's Compensation Committee.

     The Company had three real estate leases in force with Spigel Properties, whose owner, Stanley Spigel, was a director of the Company and a member of the Company's Compensation Committee through September 1995. The leases for such store locations cover an aggregate of approximately 70,000 square feet and expire at February 1999 and December 1999, provide for one five-year renewal option and an aggregate annual rental of approximately $144,000 in fiscal 1997. The leases also provide for percentage rental payments which, along with minimum rentals and the Company's pro-rata share of taxes, insurance and property maintenance, typically do not exceed 4% of sales. The Company paid an aggregate of $124,000 in minimum rental and an aggregate of $27,000 in percentage rental for these locations during fiscal 1996.

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

     The Company believes that the ability of Mr. Schenker to make fair compensation decisions have not and will not be compromised by the relationship referred to above.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, the beneficial ownership (as defined by the rules of the Securities of Exchange Commission) of the Common Stock as of July 15, 1996 by each person known by the Company to be a beneficial owner of more than 5%, all directors, the named executive officers, and all directors and executive officers as a group.

                                                   Number of Shares   Percent of
        Name                                      Beneficially Owned  Class (1)

Charles J. Fuhrmann II                                155,000 (2)        1.25

Joseph Lehrman                                        302,000 (2)        2.5%

James M. Raines                                        90,000 (2)         *

Cecil Schenker                                         75,000 (2)         *

All executive officers and directors
as a group (11 persons)                               730,875            5.8%

* Less than 1%

     (1) This calculation is the quotient of: (a) the number of shares of Common Stock currently beneficially owned by the named individual or group, plus the number of shares of Common Stock, if any, for which options held by such person or group are currently exercisable or become exercisable within 60 days of July 15, 1996; divided by (b) the total number of shares of Common Stock outstanding and the number of shares of Common Stock, if any, for which options held by such person or group are currently exercisable or become exercisable within 60 days of July 15, 1996.

     (2) Includes 150,000 shares in the case of Mr. Fuhrmann, 95,000 shares in the case of Mr. Lehrman, 75,000 shares in the case of Mr. Schenker, and 60,000 shares in the case of Mr. Raines which are issuable pursuant to presently exercisable options (or those exercisable within 60 days of July 15, 1996 ). Excludes 360,000 shares, in the case of Mr. Fuhrmann, which are issuable pursuant to options which are not currently exercisable or exercisable within 60 days of July 15, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The investment firm of James M. Raines & Company, the owner of which is a director of the Company, performed consulting services for a fee in connection with the Company's Regulation S offering conducted during the fiscal year ended February 3, 1995.

     Charles J. Fuhrmann II, a director of the Company, performed certain financial and strategic advisory services for the Company and was compensated $127,500 during the fiscal year ended February 2, 1996. On May 7, 1996, Mr. Fuhrmann was appointed President, Chief Executive and Financial Officer of the Company.

     See "Compensation Committee Interlocks and Insider Participation" for certain additional relationships and related transactions.

                                        PART IV


ITEM 14.  NOTE 9 - COMMON STOCK

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     50-OFF STORES, INC.




                                     By: /s/ James G. Scogin
                                        -----------------------------------
                                         James G. Scogin
                                         Vice President, Controller and
                                          Chief Accounting Officer

                                         Date:  August 28, 1996