Form 10-Q
period 1996-08-02
50 OFF STORES INC
filed 1996-10-29
CIK 735584

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark one)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 2, 1996.
                                                --------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-13076

                              50-OFF STORES, INC.



         DELAWARE                                                 74-2640559
------------------------------                                ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)




 8750 Tesoro Drive, San Antonio, Texas                               78217
----------------------------------------                      ----------------
(Address of principal executive offices)                          (Zip Code)




                          Telephone: (210) 805-9300
            -----------------------------------------------------
            (Registrant's telephone number, including area code)



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

                            ----------------------


12,200,915 shares of the Registrant's common stock were outstanding at August 2, 1996.

                            ----------------------


There are 21 pages in the sequentially numbered, manually signed original.

                                FORM 10-Q INDEX

                                   PART I


                                                                            PAGE

ITEM 1.       Financial Statements.........................................  3


              Condensed Consolidated Balance Sheets, August 2, 1996
              (unaudited), February 2, 1996 and August 4, 1995
              (unaudited)..................................................  3


              Condensed Consolidated Statements of Operations, thirteen and twenty-six weeks ended August 2, 1996 (unaudited), and
              thirteen and twenty-six weeks ended August 4, 1995
              (unaudited)..................................................  5


              Condensed Consolidated Statements of Cash Flows, twenty-six weeks ended August 2, 1996 (unaudited), and twenty-six weeks ended August 4, 1995 (unaudited).............................  6


              Notes to Condensed Consolidated Financial Statements
              (unaudited)..................................................  8



ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 13


                                    PART II


ITEM 1.        Legal Proceedings........................................... 20


ITEM 2.        Changes in Securities....................................... 20


ITEM 3.        Defaults Upon Senior Securities............................. 20


ITEM 4.        Submission of Matters to a Vote of Security Holders......... 20


ITEM 5.        Other Information........................................... 20


ITEM 6.        Exhibits and Reports on Form 8-K............................ 20


Signatures................................................................. 21

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                      50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (UNAUDITED)




                                                     August 2, 1996           February 2, 1996        August 4, 1995
                                                     --------------           ----------------        --------------
 CURRENT ASSETS:

 Cash and cash equivalents                           $      592,931           $     341,334           $  2,932,822

 Accounts receivable                                        712,593               1,129,604              3,380,276
 Merchandise inventories                                 28,915,488              27,753,965             34,859,992

 Prepaid and other current  assets                          942,334                 437,226              1,579,697
                                                     --------------           --------------          ------------

 TOTAL CURRENT ASSETS                                    31,163,346              29,662,129             42,752,787



 PROPERTY AND
   EQUIPMENT-NET                                         23,391,382              24,888,222              25,928,586


 OTHER ASSETS                                             1,203,941                 899,126               1,078,657


 TOTAL ASSETS                                        $   55,758,669           $  55,449,477           $  69,760,030
                                                     ==============           =============           =============





 See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                       August  2, 1996        February 2, 1996         August 4, 1995
                                                     ------------------       ----------------       ------------------
 CURRENT LIABILITIES:
   Credit facility                                    $ 16,967,884                    -                       -

   Accounts payable-trade                               14,542,527             $ 8,595,246              $ 13,251,777

   Accounts payable-other                                3,089,379               4,238,123                 4,377,462
   Accrued expenses and
     other current liabilities                           3,609,661               3,280,093                 2,923,411

   Current portion of closed store costs                   899,196               1,168,213                   760,040
   Current portion of  long-term debt                    4,770,798               1,286,372                 1,366,059
                                                      ------------             -----------              ------------

 TOTAL CURRENT LIABILITIES                              43,879,445              18,568,047                22,678,749
                                                      ------------             -----------              ------------


 CREDIT FACILITY, REFINANCED                                 -                  11,218,051                13,887,458


 LONG-TERM DEBT                                              -                   3,884,515                 4,454,344



 NOTES PAYABLE - VENDORS                                     -                        -                       -


 CLOSED STORE COSTS                                          -                        -                    1,420,000


 COMMITMENTS AND
   CONTINGENCIES


 STOCKHOLDERS' EQUITY:

   Common stock                                            122,009                 122,009                   121,884
   Additional paid-in capital                           36,022,264              36,022,264                36,022,389

   Subscription receivable                              (3,991,050)             (3,991,050)               (3,991,050)

   Accumulated deficit                                 (20,273,999)            (10,374,359)               (4,833,744)
                                                      ------------             -----------              ------------
 TOTAL STOCKHOLDERS'  EQUITY                            11,879,224              21,778,864                27,319,479
                                                      ------------             -----------              ------------


 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $ 55,758,669            $ 55,449,477              $ 69,760,030
                                                      ============            ============              ============



  See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)





                                                          Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                                   --------------------------------      ---------------------------------
                                                   August 2, 1996    August 4, 1995      August 2, 1996     August 4, 1995
                                                   --------------    --------------      --------------     --------------
 NET SALES                                         $ 31,708,019      $  41,947,203       $  64,123,428      $  87,006,477

 COST OF SALES                                       22,349,660         27,727,578          45,583,056         57,438,128
                                                   ------------      -------------       -------------      -------------


 GROSS PROFIT                                         9,358,359         14,219,625          18,540,372         29,568,349
                                                   ------------      -------------       -------------      -------------

 OPERATING EXPENSES:

 Selling, advertising, general
     and administrative                              12,820,473         13,591,083          25,581,795         28,548,901
 Depreciation and  amortization                         966,597            989,239           1,937,074          1,963,327
 Closed store costs                                     (32,852)                -              (32,852)                -
                                                   ------------      -------------       -------------      -------------

 TOTAL OPERATING EXPENSES                            13,754,218         14,580,322          27,486,017         30,512,228
                                                   ------------      -------------       -------------      -------------

 OTHER EXPENSE (INCOME):

    Interest income                                     (20,573)           (27,550)           (40,239)            (54,746)

    Interest expense                                    623,081            512,300            994,235             986,680
                                                   ------------      -------------       -------------      -------------
 TOTAL OTHER EXPENSE
 (INCOME)                                               602,508            484,750            953,996             931,934
                                                   ------------      -------------       -------------      -------------

 LOSS BEFORE  INCOME TAXES                           (4,998,367)          (845,447)        (9,899,641)         (1,875,813)

 BENEFIT FROM  INCOME TAXES                                  -             290,000                  -             638,000
                                                   ------------      -------------       -------------      -------------

 NET LOSS                                          $ (4,998,367)     $    (555,447)      $  (9,899,641)     $  (1,237,813)
                                                   ============      =============       =============      =============

 LOSS PER COMMON SHARE                                     (.41)              (.05)              (.81)               (.10)
                                                   ============      =============       =============      =============

 WEIGHTED AVERAGE SHARES                             12,200,915         12,200,915          12,200,915         12,200,915
                                                   ============      =============       =============      =============





  See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      Twenty-six Weeks Ended
                                                                            August 2, 1996            August 4, 1995
                                                                          -----------------           ----------------
 CASH FLOWS FROM OPERATING
    ACTIVITIES:
 Net loss                                                                  $(9,899,641)                $(1,237,813)

 Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                            1,937,074                   1,963,327
    Deferred income tax                                                       -                           (638,000)

    Non-cash interest expense on long-term debt                                117,981                      -
 Changes in assets and liabilities:

 Accounts receivable                                                           417,011                  (1,734,973)

    Merchandise inventories                                                 (1,161,523)                 (3,180,254)
    Prepaid and other current assets                                          (505,108)                   (224,136)

    Other assets                                                              (311,698)                    164,504
    Accounts payable-trade                                                   5,947,281                   3,239,965

    Accounts payable-other                                                  (1,148,744)                   (518,571)

    Accrued expenses and other
      current liabilities                                                      329,568                    (224,268)
    Closed store costs                                                        (269,017)                   (555,154)
                                                                           -----------                 -----------

    Net cash used in operating activities                                  $(4,546,816)                $(2,945,373)
                                                                           -----------                 -----------


 CASH FLOWS FROM INVESTING
    ACTIVITIES:

 Capital expenditures                                                     $   (433,350)                $(2,564,425)
                                                                           -----------                 -----------
 Net cash used in investing activities                                    $   (433,350)                $(2,564,425)
                                                                           -----------                 -----------





  See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)




                                                                              Twenty-six Weeks Ended
                                                                 -------------------------------------------------
                                                                 August 2, 1996                  August 4, 1995
                                                                 -----------------               -----------------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:

 Net proceeds from revolving debt                                  $ 5,749,833                     $  6,932,433

 Payments on long-term debt                                           (518,070)                        (552,489)
                                                                   -----------                     ------------


 Net cash provided by financing activities                           5,231,763                        6,379,944
                                                                   -----------                     ------------


 Increase in cash and cash equivalents                                 251,597                          870,146

 Cash and cash equivalents at
 beginning of period                                                   341,334                        2,062,676
                                                                   -----------                     ------------
 Cash and cash equivalents at
 end of period                                                     $   592,931                     $  2,932,822
                                                                   ===========                     ============


 SUPPLEMENTAL DISCLOSURES OF

   CASH FLOW INFORMATION:

 Cash paid during the period for:
    Interest                                                       $   876,254                     $  986,680

    Income taxes                                                         -                                  -





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

         The condensed consolidated balance sheets at August 2, 1996 and August 4, 1995 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six weeks ended August 2, 1996 and the thirteen and twenty-six weeks ended August 4, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. Such adjustments are of a normal and recurring nature. The results of operations for the thirteen and twenty-six week periods ended August 2, 1996 are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's annual report on Forms10-K and 10-KA for the year ended February 2, 1996.

         Certain reclassifications have been made to the fiscal 1996 condensed consolidated financial statements to conform to the fiscal 1997 condensed consolidated financial statements.

         As discussed below, the Company and its significant subsidiaries on October 9, 1996 filed petitions under Chapter 11 of the Bankruptcy
         Code (Chapter 11) in the United States Bankruptcy Court for the Western District of Texas (the Bankruptcy Court). The financial statements do not purport to show assets at their realizable values, pre-petition liabilities at amounts that may be allowed or the effect of any changes that may be made in the capitalization of the Company or its operations.

NOTE 2: On October 9, 1996, the Company and its significant subsidiaries filed petitions under Chapter 11 in the Bankruptcy Court. Faced with deteriorating results and the apparent consumer rejection of the 50-OFF retailing concept in almost all its markets, the Board of Directors supported a change of leadership in mid-May. In September 1996, the Board of Directors approved a plan which provided for the continued conversion of existing 50-OFF stores to LOT$OFF stores, a geographic consolidation of the chain (exiting Alabama, Georgia, North Carolina, South Carolina and Arkansas and parts of Florida and Tennessee) and the liquidation or closing of at least 37 under-performing stores or stores located outside of the reduced market area and appropriate reductions in field and corporate overhead and staffing. Accordingly, inventory liquidation markdowns of $2,218,000 have been recorded during the thirteen weeks ended August 2, 1996. Any related lease and employee termination costs, which could be substantial, have not been accrued and are currently expected to be recorded as an expense in the third quarter of fiscal 1997. On October 8, 1996, the Board of Directors approved the filing of a petition under Chapter 11 of the Bankruptcy Code.

         The Company has been pursuing an infusion of capital and an external affiliation with a supplier of product and credit and additional concessions from lenders and landlords to secure the resources necessary to implement its business plan to effect the changes believed necessary by management to achieve profitability. Although management believes it has developed an appropriate plan for the Company in its current environment, the Company was unable to secure the necessary concessions and resources to improve operations and reverse operating trends and was forced to seek the protections afforded under Chapter 11 of the Bankruptcy Code. The Company will continue to manage its affairs and operate its business under Chapter 11 as debtor in possession while a plan of reorganization is formulated. Through a reorganization under Chapter 11, management intends to restructure the operations and capitalization of the Company in order to implement its plan and strengthen the Company's financial position and operating performance. The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, uncertainty regarding the eventual outcome of the bankruptcy case, the degree of success in reversing the Company's recent business trends, the ability to alleviate trade credit concerns and restore merchandise flow to adequate levels in light of the Company's reduced scale of operations and success in securing required financial resources. Management believes that the recent and planned closing of stores and the implementation of expense cuts commensurate with the down-sizing of the total stores in operation facilitates its efforts to improve the Company's financial performance.

         Management is in the process of redirecting 50-OFF's retail activities from off-price retailing to a close-out retailing concept. Coincident and consistent with this change is a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories to the Company's historical non-apparel offerings which include cosmetics, housewares and giftware, home furnishings, shelf-stable food products, toys, luggage, footwear, stationery and health and beauty aids. New categories include sporting goods, automotive, greeting cards, fine jewelry, books, party goods, seasonal, pet supplies and hardware, among others. The Company will continue to maintain a healthy showing of basic family apparel products in new LOT$OFF stores. The actual merchandise mix will fluctuate by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other "bargain hunters," and management is hopeful its implementation will lead to higher initial mark-ups, less promotional pricing, fewer mark-downs, less inventory shrink, increased store traffic and improved operating results. No assurance can be given that the Company will be successful in its continuing efforts to secure required financial resources, reverse recent business trends and return to profitability. Management is also considering, among other alternatives, strategic or financial alliances with third parties and /or the merger or sale of all or a part of the Company.

         Because of uncertainty regarding the outcome of the bankruptcy case and the effect of any bankruptcy reorganization plan on the interest of the Company's creditors and stockholders, the ultimate impact of the bankruptcy case on the Company's results of operations and financial position cannot be determined. The Company is also unable to predict the value, if any, to be realized by stockholders in the bankruptcy case whether or not a successful reorganization is achieved. For this reason, any investment in the Company's common stock should be considered speculative.

NOTE 3: In February 1996 and with the support of its vendors, 50-OFF implemented a payment plan with respect to its $8,447,000 of unsecured trade payables as of February 26, 1996. Under the plan, such payables were to be paid in full within a two year period. Approximately $4,690,000 of such payables remained outstanding at August 2, 1996 and are included in accounts payable-trade.

         In April 1996, the Company restructured its $4,000,000 and $2,775,000 long term borrowings with an affiliate of an insurance company into one promissory note for approximately $4,645,000. The promissory note provides for monthly installments (including principal and interest) of $94,638 until March 2000. Interest is charged at a rate of 8.50%. The note is secured by the Company's furniture and fixtures. All restrictive covenants, as specified in the Company's credit facility (See below), apply to the notes plus a debt to tangible net worth financial covenant as amended.

         On May 13, 1996, the Company entered into a credit facility with two financial corporations providing the Company with a line of credit through May 1998 of up to $22,500,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to the lessor of, (i) eligible inventory at cost: December 16 to February 28, 55.75%, March 1 to September 15, 60.75% and September 16 to December 15, 63.75% or (ii) eligible inventory at retail: December 16 to February 28, 33.45%, March 1 to September 15, 37.25% and September 16 to December 15, 39.0%. Interest under the line is charged on funds borrowed at the First National Bank of Boston's base rate (currently 8.25%) plus 1.75% and there is a monthly administrative fee of $12,000
         and an annual facility fee of 1.5% ($337,500).   The line of credit is
         secured by inventory, accounts receivable and other assets.   In
         addition, the Company issued the lenders a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share. The agreement contains various restrictive covenants, including restrictions on the payment of cash dividends. The agreement also contains minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. On August 8, 1996, the Company was notified that it was in violation of the minimum gross margin and the minimum working capital financial covenants and that such breaches constituted Events of Default under the loan documents. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing.

         Prior to entering into the Company's new credit facility on May 13, 1996, the Company had a credit facility with a financial institution providing the Company a line of credit through January 1998, as amended, of up to $20,000,000, including letters of credit of up to $4,000,000. Borrowings under the facility were limited to a borrowing base equal to the lesser of, (i) 45% of eligible inventory, or (ii) 80% of liquidation value of inventory, both minus a permanent block of $1,500,000. Interest under the line was charged on funds borrowed at the lender's prime rate plus 1.75%. The agreement contained various restrictive covenants, including restrictions on the payment of cash dividends. This credit facility was secured by inventory, certain accounts receivable and other assets.

         The Company had total borrowings of $47,791,460 and $28,648,015 and repayments of $42,041,627 and $21,715,582 for the twenty-six weeks ended August 2, 1996 and August 4, 1995, respectively, under the respective credit facilities.

         The Company's bankruptcy filing resulted in events of default for all pre-petition loan agreements, and, accordingly, such obligations have been classified as current in the condensed consolidated balance sheet at August 2, 1996..

NOTE 4: The Company, at August 2, 1996 and August 4, 1995, has recorded approximately $899,000 and $2,180,000, respectively, of liabilities associated with estimated monthly lease payments and other store closing costs for stores closed in fiscal 1996. The stores closed in fiscal 1996 contributed approximately $379,000 and $4,108,000 of net sales and $45,000 of operating loss and $228,000 of operating income during the thirteen and twenty-six weeks ended August 4, 1995.

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

         Dennis Morris and Howard White have answered the Complaint with White raising the affirmative defense of contributory negligence. Defaults have been sought and/or entered against Andalucian Villas, Brocimast, Betafid and Koutsoubos for failure to appear or answer. Banque Paribas has recently renewed its Motion to Dismiss the action for lack of jurisdiction and forum non conveniens.

         Written discovery has been served on all defendants who have appeared and depositions have been taken of Howard White and two non-party witnesses. The Court referred all pre-trial matters to a U.S. Magistrate, who reversed an earlier decision and required that all discovery of Paribas take place pursuant to the provisions of the Hague Evidence Convention. Additionally, the Court recently entered an Order granting Howard White leave to amend his answer in order to assert a third-party claim against Chase Manhattan Bank, N.A. 50-OFF will shortly move for leave to join Chase as an additional defendant.

         On January 9, 1996, the Company filed a lawsuit [50-OFF Stores, Inc.
         v. Jefferies & Company, Inc. and Jefferies International, Ltd., Cause No. 96-CI-00349] in Bexar County District Court in San Antonio, Texas against the Company's placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleges that the defendants breached their contracts with the Company, breached their fiduciary duties to the Company and were reckless or grossly negligent in failing to investigate properly the qualifications of the purchasers they introduced to the Company. The Company seeks to recover actual and exemplary damages in excess of $10,000,000, pre-
         and post-judgment interest, costs and attorneys' fees.   Both
         defendants have answered the Petition and raised the affirmative defense of contributory negligence. Additionally, Jefferies & Company filed a cross-claim against Howard White. Discovery is proceeding.

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

         The Company will continue to prosecute these cases vigorously.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

50-OFF Stores' operating results in recent years have been disappointing, reflecting weaknesses in retailing generally and in apparel retailing
specifically:   the casualization of apparel has hurt many apparel retailers;
and regional, off-price retailers have faced increased competition for the "value-conscious" consumers' purchases. In addition, 50-OFF was especially hard hit by the last devaluation and continued deterioration of the Mexican peso and the continuing economic turmoil along the Texas-Mexico border where it operated thirteen 50-OFF stores, historically its best performing locations.

For the twenty-six week period ended August 2, 1996, the Company had net sales of $64.1 million, down 26.3% from the comparable prior year period's $87.0 million, and the Company's loss before income taxes rose to $9.9 million (including a $4.3 million write down of inventories in stores scheduled for liquidation, but excluding any as yet undetermined charges for future store closings and staff reductions) from $1.9 million. The Company operated a weighted average of 100.4 stores in the most recent period as compared to 106.6 in the comparable prior year period.

Faced with such deteriorating results and the apparent consumer rejection of the 50-OFF retailing concept in almost all its markets, the Board of Directors supported a change of leadership in mid-May and, more recently, the continued conversion of existing 50-OFF stores to LOT$OFF stores, a geographic consolidation of the chain and the liquidation or closing of at least 37 under-performing stores or stores located outside of the reduced market area, appropriate reductions in field and corporate overhead and staffing and the Company's and its significant subsidiaries' filing of petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas on October 9, 1996. Although management believes it has developed an appropriate plan for the Company in its current environment, the Company was unable to secure the resources required to implement its plan and to effect the changes believed necessary to improve operations and reverse the Company's disappointing operating results and was forced to seek the protections afforded under Chapter 11 of the Bankruptcy Code. The Company will continue to manage its affairs and operate its business under Chapter 11 as a debtor in possession while a plan of reorganization is formulated. Through a reorganization under Chapter 11, management intends to restructure the operations and capitalization of the Company in order to implement its plan and strengthen the Company's financial position and operating performance.

The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, uncertainty regarding the eventual outcome of the bankruptcy case, the degree of success in reversing the Company's recent business trends, the ability to alleviate trade credit concerns and restore merchandise flow to adequate levels in light of the Company's reduced scale of operations and success in securing required financial resources. Management believes that the recent and planned closing of stores and the implementation of expense cuts commensurate with the down-sizing of the total stores in operation facilitates its efforts to improve the Company's financial performance. However, no assurance can be given that the Company will be successful in its continuing efforts to secure required financial resources, reverse recent business trends and return to profitability. Management is also considering, among other alternatives, strategic or financial alliances with third parties and /or the merger or sale of all or a part of the Company.

Because of uncertainty regarding the outcome of the bankruptcy case and the effect of any bankruptcy reorganization plan on the interest of the Company's creditors and stockholders, the ultimate impact of the bankruptcy case on the Company's results of operations and financial position cannot be determined. The

Company is also unable to predict the value, if any, to be realized by stockholders in the bankruptcy case whether or not a successful reorganization is achieved. For this reason, any investment in the Company's common stock should be considered speculative, and investors should be prepared to lose their entire investment.

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

Management is in the process of redirecting 50-OFF's retail activities from off-price retailing to a close-out retailing concept. Coincident and consistent with this change is a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories to the Company's historical non-apparel offerings which include cosmetics, housewares and giftware, home furnishings, shelf-stable food products, toys, luggage, footwear, stationery and health and beauty aids. New categories include sporting goods, automotive, greeting cards, fine jewelry, books, party goods, seasonal, pet supplies and hardware, among others. The Company will continue to maintain a healthy showing of basic family apparel products in the new LOT$OFF stores. The actual merchandise mix will fluctuate by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other "bargain hunters," and management is hopeful its implementation will lead to higher initial mark-ups, less promotional pricing, fewer mark-downs, less inventory shrink, increased store traffic and improved operating results.

On September 27, the Company opened six LOT$OFF stores in San Antonio at 50-OFF's existing San Antonio locations, bringing to 19 the number of LOT$OFF stores operated by the Company, 13 of such stores having opened in Oklahoma (5) and the Dallas Metroplex (8) July 26 and August 1, 1996, respectively. Early operating results for the LOT$OFF stores have been encouraging, in spite of difficulties in maintaining inventories due to serious cash shortages, far surpassing the results of the remaining 50-OFF stores. As of October 24, 1996, the Company was continuing to operate 61 50-OFF and LOT$OFF stores in New Mexico (4), Texas (40), Oklahoma (5), Louisiana (8), Memphis, Tennessee (3) and Pensacola, Florida (1), four of which in Texas were being liquidated by the Company for eventual closings. Under Chapter 11 protection, the Company hopes to proceed with the conversion of those 50-OFF stores it elects to continue to operate to LOT$OFF stores.

Liquidity and Capital Resources

The Company began fiscal 1997 with cash of $341,334. During the twenty-six weeks ended August 2, 1996, the Company increased borrowings by a net of $5,231,763, used $4,546,816 for operating activities, used $433,350 for capital expenditures in refurbishing existing stores, opening one store in the Atlanta, Georgia area and converting 13 50-OFF stores to LOT$OFF stores and ended the period with cash on hand of $592,931.

On May 13, 1996, the Company entered into a new $22.5 million revolving credit facility with Foothill Capital Corporation and GBFC, Inc. which provides for a 60.75% advance rate on eligible inventory (63.75%,

September 16 - December 15; 55.75%, December 16 - February 28) with interest
set at prime plus 1.75% through May 31, 1998.   The line of credit is secured
by inventory, accounts receivable and other assets.   In addition, the Company
issued the lenders a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share. The agreement contains various restrictive covenants, including restrictions on the payment of cash dividends. The agreement also contains minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support
financial covenants.   As of August 2, 1996, the Company had approximately
$16,968,000 outstanding under the credit facility and had approximately $313,000 available for use. On August 8, 1996, the Company was notified that it was in violation of the minimum gross margin and the minimum working capital financial covenants and that such breaches constituted Events of Default under the loan documents. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted the Company's financial liquidity and. therefore, its ability to acquire and maintain much needed inventory for its stores.

The Company and its significant subsidiaries filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas on October 9, 1996. Although management believes it has developed an appropriate plan for the Company in its current environment, the Company was unable to secure the resources required to implement its plan and to effect the changes believed necessary to improve operations and reverse the Company's disappointing operating results and was forced the protections afforded under Chapter 11 of the Bankruptcy Code. The Company will continue to manage its affairs and operate its business under Chapter 11 as a debtor in possession while a plan of reorganization is formulated. Through the reorganization under Chapter 11, management intends to restructure the operations and capitalization of the Company in order to implement its plan and strengthen the Company's financial position and operating performance.

The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, uncertainty regarding the eventual outcome of the bankruptcy case, the degree of success in reversing the Company's recent business trends, the ability to alleviate trade credit concerns and restore merchandise flow to adequate levels in light of the Company's reduced scale of operations and success in securing required financial resources. Management believes that the recent and planned closings of stores and the implementation of expense cuts commensurate with the down-sizing of the total stores in operation facilitates its efforts to improve the Company's financial performance. However, no assurance can be given that the Company will be successful in its continuing efforts to secure required financial resources, reverse recent business trends and return to profitability. Management is also considering, among other alternatives, strategic or financial alliances with third parties and /or the merger or sale of all or a part of the Company.

Significant Litigation

The Company has filed a lawsuit seeking in excess of $5 million related to certain parties' breach of contractual obligations to purchase 1,500,000 shares of the Company's Common Stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously prosecute this matter and to pursue all available avenues to effect either the receipt of payment for such shares or the return of the shares themselves, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a favorable judgment or result in this court action, however, the collectibility of any such judgment is uncertain at this time. Until the matter has been resolved, the Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. If the Company is unable to collect amounts due or the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the uncollected amount of the subscription receivable ($3,991,050) will be recorded in the consolidated financial statements. Damages awarded to the Company or settlement amounts paid to the Company, if any, in excess of the subscriptions receivable would be credited to earnings. See Note 5 to the Condensed Consolidated Financial Statements for further discussion of this matter and information pertaining to a related lawsuit filed by the Company against the placement agents.

Impact of Mexican Economic Conditions

Although the Company has in recent years significantly reduced its dependence upon border store operations by expansion to other markets, the Company's activities were historically dependent to a significant degree upon its stores located in Texas cities along the Mexican border. During the first twenty-six weeks of fiscal 1997, approximately 12.1 % of the Company's net sales were attributable to the Company's 13 border stores.

Mexican peso devaluations and duty-free import restrictions, and the enforcement thereof, have from time to time significantly reduced purchases by Mexican nationals, who constitute a significant portion of the Company's customers in certain of its border locations, and have resulted in decreases in sales during such periods. The Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas 1994, and the Company's border stores experienced a significant drop in sales for the last seven weeks of fiscal 1995. The continuing economic weakness along the border and further erosion of the peso continued to negatively affect sales and operating results in the Company's border stores throughout fiscal 1996; the Company's border stores experienced an approximately $10.2 million (32.0%) drop in sales to $21.8 million for fiscal 1996. With the continued erosion of the value of the peso well into fiscal 1996 and with the current peso value still below its comparable level a year ago, sales in the Company's border stores have continued to suffer through the first twenty-six weeks of fiscal 1997 (an approximately $2.7 million, or 25.5%, drop to $7.8 million). While the Company cannot predict the ultimate effect on fiscal 1997 results, continuing weakness in the border economy and negative comparable peso values would have a continuing negative effect on the operating results of its border stores. In October 1996, the Company closed one of its border stores and began the liquidation of three others in anticipation of their eventual closings.

Results of Operations

The following tables set forth (i) certain items in the condensed consolidated statements of operations as a percentage of net sales for the periods indicated, and (ii) the percentage change in such items from the comparable period of the prior year.

                                                                 Percentage of Sales
                                         -------------------------------------------------------------------
                                              Thirteen Weeks Ended                Twenty-six Weeks Ended
                                         -------------------------------------------------------------------
                                           August 2,        August 4,            August 2,        August 4,
                                             1996             1995                 1996             1995
                                         ------------     ------------         ------------     ------------
 Net Sales                                  100.0%         100.0%                100.0%            100.0%
 Cost of sales                               70.5           66.1                  71.0              66.0

 Selling, advertising, general and
   administrative                            40.4           32.4                  39.9              32.8

 Depreciation and amortization                3.0            2.4                   3.0               2.3
                                            -----          -----                 -----             -----

    Total                                   113.9          100.9                 113.9             101.1

 Other expense, net                           1.9            1.1                   1.5               1.1
                                            -----          -----                 -----             -----

 Total expenses                             115.8          102.0                 115.4             102.2
                                            -----          -----                 -----             -----

 Loss before income taxes                   (15.8)          (2.0)                (15.4)             (2.2)

 Benefit from income taxes                     -             0.7                    -                0.8
                                            -----          -----                 -----             -----

 Net loss                                   (15.8)%         (1.3)%               (15.4)%            (1.4)%
                                            =====          =====                 =====             =====



                                                                 Percentage Change
                                          -------------------------------------------------------------
                                            Thirteen Weeks Ended               Twenty-six Weeks Ended
                                          August 2, 1996 compared to         August 2, 1996 compared to
                                            Thirteen Weeks Ended              Twenty-six Weeks Ended
                                               August 4, 1995                     August 4, 1995
                                          --------------------------         --------------------------
 Net sales                                        (24.4)%                              (26.3)%
 Cost of sales                                    (19.4)                               (20.6)

 Selling, advertising, general
    and administrative                             (5.7)                               (10.4)

 Depreciation and amortization                     (2.3)                                (1.3)
 Other expense, net                                24.3                                  2.4

 Loss before income taxes                         491.2                                427.8
 Benefit from income taxes                       (100.0)                              (100.0)

 Net loss                                         799.9%                               699.8%

THIRTEEN WEEKS ENDED AUGUST 2, 1996 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 4, 1995:

The net sales decrease of 24.4% for the thirteen weeks ended August 2, 1996 compared to the thirteen weeks ended August 4, 1995 is attributable to a 3.2% decrease in the weighted average number of stores in operation (from 103.6 stores to 100.3) and a 20.2% decrease in comparable store sales.

Cost of sales as a percentage of net sales increased from 66.1% for the thirteen weeks ended August 4, 1995 to 70.5% for the thirteen weeks ended August 2, 1996, due primarily to an approximately $2,218,000 write down of inventories in anticipation of store liquidations scheduled to begin in September and offset in part by otherwise higher initial mark-ups on merchandise and lower markdowns as a percentage of net sales as compared to the comparable period of the prior year. Excluding the inventory liquidation write-downs, cost of sales as a percentage of net sales would have been 63.5% for the thirteen weeks ended August 2, 1996.

Selling, advertising, general and administrative expenses increased from 32.4% of net sales for the thirteen weeks ended August 4, 1995 to 40.4% of net sales for the thirteen weeks ended August 2, 1996. The percentage decrease of 5.7% was due in part to the 3.2% decrease in the weighted average number of stores open and in part to other cost savings.

Depreciation and amortization decreased by 2.3% in the thirteen weeks ended August 2, 1996 compared to the comparable period of the prior year, due primarily to the decreased number of stores in operation.

Other expense, net, increased to approximately $603,000 in the thirteen weeks ended August 2, 1996 compared to approximately $485,000 in the comparable period of the prior year, due primarily to increased interest expense attributable to increased borrowings under the Company's line of credit.

The increase in the Company's loss before income taxes for the thirteen weeks ended August 2, 1996 compared to the thirteen weeks ended August 4, 1995 is primarily due to the Company's lower net sales, the write down of inventories discussed above and increased interest expense.

Income tax benefit related to the loss for the thirteen weeks ended August 2, 1996 was not recognized because the utilization of such benefit is not assured. Such benefit is available for recognition in future years.

TWENTY-SIX WEEKS ENDED AUGUST 2, 1996 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 4, 1995:

The net sales decrease of 26.3% for the twenty-six weeks ended August 2, 1996 compared to the twenty-six weeks ended August 4, 1996 is attributable to a 5.8% decrease in the weighted average number of stores in operation (from 106.6
stores to 100.4) and a 20.9% decrease in comparable store sales.   These
decreases were partially offset by increased net sales pertaining to liquidations of inventory at thirteen 50-OFF stores in the process of converting to LOT$OFF stores during the thirteen weeks ended August 2, 1996; such stores were closed, however, on average, 17 days during the period for remodeling and re-merchandising.

Cost of sales as a percentage of net sales increased from 66.0% for the twenty-six weeks ended August 4, 1995 to 71.0% for the twenty-six weeks ended August 2, 1996, due primarily to an approximately $4,271,000 write down of inventories in stores liquidated (13) or scheduled to be liquidated (37) and offset in part by otherwise higher initial mark-ups on merchandise and lower markdowns as a percentage of net sales as compared to the comparable period of the prior year. Excluding the inventory liquidation write-downs, cost of sales as a percentage of net sales would have been 64.4% for the twenty-six weeks ended August 2, 1996.

Selling, advertising, general and administrative expenses increased from 32.8% of net sales for the twenty-six weeks ended August 4, 1995 to 39.9% of net sales for the twenty-six weeks ended August 2, 1996. The percentage decrease of 10.4% was due in part to the 5.8% decrease in the weighted average number of stores open and in part to other cost savings.

Depreciation and amortization decreased by 1.3% in the twenty-six weeks ended August 2, 1996 compared to the comparable period of the prior year, due to the decreased number of stores in operation.

Other expense, net increased to approximately $954,000 in the twenty-six weeks ended August 2, 1996 compared to approximately $932,000 in the comparable period of the prior year, due primarily to increased interest expense attributable to increased borrowings under the Company's line of credit.

The increase in the Company's loss before income taxes for the twenty-six weeks ended August 2, 1996 compared to the twenty-six weeks ended August 4, 1995 is primarily due to the Company's lower net sales and the write down of inventories discussed above.

Income tax benefit related to the loss for the twenty-six weeks ended August 2, 1996 was not recognized because the utilization of such benefit is not assured. Such benefit is available for recognition in future years.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Consolidated Financial Statements regarding lawsuits filed in February 1995 and January 1996. Such lawsuits were also reported in the Company's annual reports on Form 10-K for the fiscal years ended February 3, 1995 and February 2, 1996 and Form 10-Q for the fiscal quarter ended May 3, 1996.

The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On August 8, 1996, the Company received notice from its principal lender, GBFC, Inc, as agent for itself and Foothill Capital Corporation, that it was in violation of two financial covenants and that such violations constituted events of default under the loan documents. The Company's bankruptcy filing on October 9, 1996 resulted in events of default under all pre-petition loan agreements (See Note 3 to Notes to Condensed Consolidated Financial Statements herein).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On October 9, 1996, the Company and its significant subsidiaries filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  To be filed by amendment.

         Exhibit 10 - GBFC, Inc. Loan Documents
         Exhibit 15 - Review Report of Deloitte & Touche LLP
         Exhibit 99 - Bankruptcy Petitions

No other exhibits are required to be filed by the Registrant under Item 601 of Regulation S-K with this report on Form 10-Q.

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended August 2, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                          50-OFF STORES, INC.



                          By:      /s/ Charles J. Fuhrmann II
                             --------------------------------------------------
                                   Charles J. Fuhrmann II, President, Chief
                                   Executive and Financial Officer




                          By:      /s/ James G. Scogin
                             --------------------------------------------------
                                   James G. Scogin, Vice-President, Controller
                                   Chief Accounting Officer, and Assistant
                                   Secretary

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
