Form 10-Q
period 1996-11-01
50 OFF STORES INC
filed 1997-01-13
CIK 735584

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1996

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO.0-13076

                              50-OFF STORES, INC.

            DELAWARE                                          74-2640559
-------------------------------                           -------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                             IDENTIFICATION NO.)

8750 TESORO DRIVE, SAN ANTONIO, TEXAS                             78217
----------------------------------------                        ----------
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


                            --------------------

12,200,915 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING AT NOVEMBER 1, 1996.

                            --------------------

THERE ARE 23 PAGES IN THE SEQUENTIALLY NUMBERED, MANUALLY SIGNED ORIGINAL.  THE
EXHIBIT INDEX IS LOCATED ON PAGE 22.

                                FORM 10-Q INDEX

                                                                                PAGE
                                     PART I
ITEM 1    FINANCIAL STATEMENTS ...............................................   3

          CONDENSED CONSOLIDATED BALANCE SHEETS,NOVEMBER 1, 1996 (UNAUDITED),
          FEBRUARY 2, 1996 AND NOVEMBER 3, 1995 (UNAUDITED) .................    3

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS, THIRTEEN AND
          THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1996 (UNAUDITED), AND
          THIRTEEN AND THIRTY-NINE
          WEEKS ENDED NOVEMBER 3,  1995 (UNAUDITED) ..........................   5

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
          THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1996 (UNAUDITED), AND
          THIRTY-NINE WEEKS ENDED NOVEMBER 3,  1995 (UNAUDITED) ..............   6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          UNAUDITED) .........................................................   8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ................................   13



                                    PART II

     ITEM 1      LEGAL PROCEEDINGS ...........................................   20

     ITEM 2.     CHANGES IN SECURITIES .......................................   20

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES .............................   20

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........   20

     ITEM 5.     OTHER INFORMATION ...........................................   20

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K ............................   20

                 SIGNATURES ..................................................   21

                 EXHIBIT INDEX ...............................................   22

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                      50-OFF STORES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                  November 1, 1996        February 2, 1996     November 3, 1995
                                                  ----------------        ----------------     ----------------
 Cash and cash equivalents                           $ 2,034,429             $   341,334         $ 2,148,896
 Accounts receivable                                   1,266,219               1,129,604           2,307,626
 Merchandise inventories                              13,542,362              27,753,965          40,080,323
 Prepaid and other current  assets                       498,237                 437,226           2,019,990
                                                     -----------             -----------         -----------
 TOTAL CURRENT ASSETS                                 17,341,247              29,662,129          46,556,835

 PROPERTY AND
 EQUIPMENT-NET                                        12,758,143              24,888,222          25,602,865

 OTHER ASSETS                                          1,061,843                 899,126             976,772
                                                     -----------             -----------         -----------

 TOTAL ASSETS                                        $31,161,233             $55,449,477         $73,136,472
                                                     ===========             ===========         ===========



 See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                     November 1, 1996     February 2, 1996     November 3, 1995
                                     ----------------     ----------------     ----------------
 LIABILITIES NOT SUBJECT TO
    COMPROMISE:
 CURRENT LIABILITIES:
    Credit Facility                     $  7,335,364      $       --           $       --
    Accounts payable-trade                   250,365         8,595,246           15,702,086
    Accounts payable-other                 1,097,693         4,238,123            4,291,876
    Accrued expenses and
       other current liabilities             462,451         3,280,093            3,094,264
    Current portion of closed store
       costs                                    --           1,168,213              693,306
   Current portion of long-term
      debt                                   266,667         1,286,372            2,027,127
                                        ------------      ------------         ------------
 TOTAL CURRENT
    LIABILITIES                            9,412,540        18,568,047           25,808,659

 CREDIT FACILITY, refinanced                    --          11,218,051           15,804,076
 LONG-TERM DEBT, less
    current portion                             --           3,884,515            4,162,876
 CLOSED STORE COSTS                             --                --              1,187,000

 LIABILITIES SUBJECT TO
    COMPROMISE                            25,546,755              --                   --
 COMMITMENTS AND
    CONTINGENCIES
 STOCKHOLDERS' EQUITY:
    Common stock                             122,009           122,009              121,884
    Additional paid-in capital            36,022,264        36,022,264           36,022,389
    Subscription receivable               (3,991,050)       (3,991,050)          (3,991,050)
    Accumulated deficit                  (35,951,285)      (10,374,359)          (5,979,362)
                                        ------------      ------------         ------------
 TOTAL STOCKHOLDERS'
    EQUITY                                (3,798,062)       21,778,864           26,173,861
                                        ------------      ------------         ------------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $ 31,161,233      $ 55,449,477         $ 73,136,472
                                        ============      ============         ============





  See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             Thirteen Weeks Ended                       Thirty-Nine Weeks Ended
                                  ---------------------------------------      ---------------------------------------
                                      November 1,       November 3, 1995             November 1,         November 3,
                                        1996                 1995                       1996               1995
                                  ------------------- -------------------      ---------------------  ----------------
 NET SALES                               $ 27,111,033      $ 37,643,782              $ 91,234,461      $ 124,919,599
 COST OF SALES                             20,926,072        25,013,817                66,509,128         82,721,285
                                         ------------      ------------              ------------      -------------
 GROSS PROFIT                               6,184,961        12,629,965                24,725,333         42,198,314
                                         ------------      ------------              ------------      -------------
 OPERATING EXPENSES:
   Selling, advertising, general
     and administrative                     9,037,828        12,905,798                34,619,623         41,454,699
   Depreciation and amortization              875,132           978,555                 2,812,206          2,941,882
    Closed stores                          (1,370,299)             --                  (1,403,151)
                                                           ------------              ------------      -------------

 TOTAL OPERATING EXPENSES                   8,542,661        13,884,353                36,028,678         44,396,581
                                         ------------      ------------              ------------      -------------
 OTHER EXPENSE (INCOME):
    Interest income                           (19,087)          (24,013)                  (59,326)           (78,759)
    Interest expense                          467,688           538,243                 1,461,923          1,524,923
                                         ------------      ------------              ------------      -------------
 TOTAL OTHER EXPENSE
   (INCOME)                                   448,601           514,230                 1,402,597          1,446,164
                                         ------------      ------------              ------------      -------------
 LOSS BEFORE
    REORGANIZATION ITEMS
    AND INCOME TAXES                       (2,806,301)       (1,768,618)              (12,705,942)        (3,644,431)
 REORGANIZATION ITEMS:
   Severance payroll                          135,725              --                     135,725               --
   Professional fees                          466,692              --                     466,692               --
   Loss on write-off of loan
     origination fees                         369,806              --                     369,806               --
   Loss on disposal of stores               9,945,889              --                   9,945,889               --
   Loss on write-down of inventories        1,800,000              --                   1,800,000               --
                                         ------------      ------------              ------------      -------------

                                           12,718,112              --                  12,718,112               --
                                         ------------      ------------              ------------      -------------

 LOSS BEFORE INCOME TAXES                 (15,524,413)       (1,768,618)              (25,424,054)        (3,644,431)
 (PROVISION FOR) BENEFIT
    FROM INCOME TAXES                        (152,873)          623,000                  (152,873)         1,261,000
                                         ------------      ------------              ------------      -------------
 NET LOSS                                $(15,677,286)     $ (1,145,618)             $(25,576,927)     $  (2,383,431)
                                         ------------      ------------              ------------      -------------
 PRIMARY AND FULLY DILUTED
   LOSS PER COMMON SHARE                 $      (1.28)             (.09)                    (2.10)              (.20)
                                         ============      ============              ============      =============


  See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Thirty-Nine Weeks Ended
                                                      --------------------------------------
                                                      November 1, 1996      November 3, 1995
                                                      ----------------      ----------------
 CASH FLOWS FROM OPERATING
    ACTIVITIES:
 Net loss                                               $(25,576,927)           $(2,383,431)
 Adjustments to reconcile net loss to net
    cash used in operating  activities:
    Depreciation and amortization                          2,812,206              2,941,882
    Deferred income tax                                         --               (1,261,000)
    Non-cash interest expense on long-term debt              117,981                   --
 Changes in assets and liabilities:
   Accounts receivable                                      (245,299)              (662,323)
   Merchandise inventories                                12,411,603             (8,400,585)
   Prepaid and other current assets                         (430,817)               (41,429)
   Other  assets                                            (173,043)               262,948
   Accounts payable-trade                                  7,534,134              5,690,274
   Accounts payable-other                                   (653,487)              (604,157)
   Accrued expenses and other
    current liabilities                                     (214,851)               (53,415)
   Closed store costs                                     (1,168,213)              (854,888)
                                                        ------------            -----------
   Net cash (provided by) used in operating
      activities before reorganization items              (5,586,713)            (5,366,124)
                                                        ------------            -----------

 Operating cash flows from reorganization items:
    Professional fees                                        466,692                   --
    Loss of write-off of loan origination fees               369,806                   --
    Loss on disposal of stores                             9,791,012                   --
    Loss on write-down of inventories                      1,800,000                   --
                                                        ------------            -----------

 Net cash provided by (used in)operating activities        6,840,797             (5,366,124)
                                                        ------------            -----------

 CASH FLOWS FROM INVESTING
    ACTIVITIES:
 Capital expenditures                                       (565,664)            (3,213,818)
                                                        ------------            -----------
 Net cash used in investing activities                      (565,664)            (3,213,818)
                                                        ------------            -----------

  See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                     Thirty-Nine Weeks Ended
                                              -------------------------------------
                                              November 1, 1996     November 3, 1995
                                              ----------------     ----------------
 CASH FLOWS FROM FINANCING
     ACTIVITIES:
 Proceeds from credit facility                  $ 64,844,472         $ 41,092,224
 Payments on credit facility                     (68,727,159)         (31,539,770)
 Payments on long-term debt                         (699,351)            (885,292)
                                                ------------         ------------

 Net cash (used) provided by financing
    activities                                    (4,582,038)           8,666,162
                                                ------------         ------------

 Increase (decrease) in cash and cash
    equivalents                                    1,693,095               86,220
 Cash and cash equivalents at
    beginning of period                              341,334            2,062,676
                                                ------------         ------------
 Cash and cash equivalents at end of period     $  2,034,429         $  2,148,896
                                                ============         ============

 SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
 Cash paid/received during the period for:
    Interest paid                               $  1,343,942         $  1,525,000
    Income taxes paid                                   --                   --
    Income taxes received                               --                408,000





  See accompanying notes to these condensed consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1: The condensed consolidated balance sheet at February 2, 1996 has been condensed from the audited consolidated balance sheet at February 2, 1996.

                  The condensed consolidated balance sheets at November 1, 1996 and November 3, 1995 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine weeks ended November 1, 1996 and the thirteen and thirty-nine weeks ended November 3, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. The results of operations for the thirteen and thirty-nine week periods ended November 1, 1996 are not necessarily indicative of the operating results for a full year or of future operations.

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

                  As discussed below, the Company and its significant subsidiaries filed petitions under Chapter 11 of the Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court for the Western District of Texas (the Bankruptcy Court) on October 9, 1996. The financial statements do not purport to show assets at their realizable values, pre-petition liabilities at amounts that may be allowed or the effect of any changes that may ultimately be made in the capitalization of the Company or its operations.

NOTE 2: On October 9, 1996, the Company and its significant subsidiaries filed petitions under Chapter 11 in the Bankruptcy Court. Faced with deteriorating results and the apparent consumer rejection of the 50-OFF retailing concept in almost all its markets, the Board of Directors supported a change of leadership in mid-May. In September 1996, the Board of Directors approved a plan which provided for the continued conversion of existing 50-OFF stores to LOT$OFF stores, a geographic consolidation of the chain (exiting Alabama, Georgia, North Carolina, South Carolina and Arkansas and parts of Florida and Tennessee) and the liquidation or closing of at least 37 under-performing stores or stores located outside of the reduced market area with appropriate reductions in field and corporate overhead and staffing. On October 8, 1996, the Board of Directors approved the filing of the petitions under Chapter 11 of the Bankruptcy Code.

                  The Company had been pursuing an infusion of capital and an external affiliation with a supplier of product and credit and additional concessions from lenders and landlords to secure the resources necessary to implement its business plan and to effect the changes believed necessary by management to achieve profitability. Although management believed it had developed an appropriate plan for the Company in its current environment, the Company was unable to secure the necessary concessions and resources to improve operations and reverse operating trends and was forced to seek the protections afforded under Chapter 11 of the Bankruptcy Code. The Company will continue to manage its affairs and operate its business under Chapter 11 as debtor in possession while a plan of reorganization is formulated. Through a reorganization under Chapter 11, management intends to restructure the operations and capitalization of the Company in order to implement its plan and strengthen the Company's financial position and operating performance. The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, uncertainty regarding the eventual outcome of the bankruptcy case, the degree of success in reversing the Company's recent business trends, the ability to alleviate trade credit concerns and restore merchandise flow to adequate levels and success in securing required financial resources. Management believes that the recent and planned closing of stores and the implementation of expense cuts commensurate with the down-sizing of the total stores in operation facilitates its efforts to improve the Company's financial performance. No assurance can be given, however, that the Company will be successful in its continuing efforts to secure required financial resources, reverse recent business trends and return to profitability. Management is also considering, among other alternatives, strategic or financial alliances with third parties and/or the merger or sale of all or a part of the Company.

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

NOTE 3: The principal categories of claims reclassified in the condensed consolidated balance sheet as of November 1, 1996 and included in liabilities subject to compromise are as follows:

                  Long-term debt
                          Secured debt, 8.5%, secured by furniture,
                          fixtures and equipment ...........................     $ 4,234,352
                          Secured debt, capital leases, secured by signs ...          88,498
                          Trade and other miscellaneous claims .............      21,223,905
                                                                                 -----------
                                                                                 $25,546,755
                                                                                 ===========

                  These amounts may be subject to future adjustments depending on: filings of additional claims against the Company; actions of the Bankruptcy Court; further developments with respect to disputed claims - whether or not such claims are secured and the value of any security interest securing any such claims; and other events. The Company has estimated that certain pre-petition debt exceeds the related collateral and therefore, in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company has discontinued accruing interest on these obligations. The above amounts represent the Company's best estimate of claims which will ultimately be allowed by the Court.

NOTE 4: In February 1996 and with the support of its vendors, 50-OFF implemented a payment plan with respect to its $8,447,000 of unsecured trade payables as of February 26, 1996. Under the plan, such payables were to be paid in full within a two year period. Approximately $4,678,000 of such payables remained outstanding at November 1, 1996 and are included in liabilities subject to compromise.

                  In April 1996, the Company restructured its $4,000,000 and $2,775,000 long term borrowings with an affiliate of an insurance company into one promissory note for approximately $4,645,000. The promissory note provides for monthly installments (including principal and interest) of $94,638 until March 2000. Interest is charged at a rate of 8.50%. The note is secured by the Company's furniture and fixtures. Approximately $4,234,000 of such note remained outstanding at November 1, 1996 and is included in liabilities subject to compromise.

                  On May 13, 1996, the Company entered into a credit facility with two financial corporations providing the Company with a line of credit through May 1998 of up to $22,500,000, including letters of credit. Borrowings under the line were limited to a borrowing base equal to the lessor of, (i) eligible inventory at cost: December 16 to February 28, 55.75%, March 1 to September 15, 60.75% and September 16 to December 15, 63.75% or (ii) eligible inventory at retail:
                  December 16 to February 28, 33.45%, March 1 to September 15, 37.25% and September 16 to December 15, 39.0%. Interest under the line was charged on funds borrowed at the First National Bank of Boston's base rate (currently 8.25%) plus 1.75% and there was a monthly administrative fee of $12,000 and an annual facility fee of 1.5% ($337,500). The line of credit was secured by inventory, accounts receivable and other assets. In addition, the Company issued the lenders a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share. The agreement contained various restrictive covenants, including minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. On August 8, 1996, the Company was notified that it was in violation of the minimum gross margin and the minimum working capital financial covenants and that such breaches constituted Events of Default under the loan documents. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing. This facility was paid off in November 1996.

                  Prior to entering into such credit facility on May 13, 1996, the Company had a credit facility with a financial institution providing the Company a line of credit through January 1998, as amended, of up to $20,000,000, including letters of credit of up to $4,000,000. Borrowings under the facility were limited to a borrowing base equal to the lesser of, (i) 45% of eligible inventory, or (ii) 80% of liquidation value of inventory, both minus a permanent block of $1,500,000. Interest under the line was charged on funds borrowed at the lender's prime rate plus 1.75%. The agreement contained various restrictive covenants, including restrictions on the payment of cash dividends. This credit facility was secured by inventory, certain accounts receivable and other assets.

                  On November 18, 1996, the Company, with the approval of the Bankruptcy Court, entered into a credit agreement with General Electric Capital Corporation providing the Company with a line of credit through November 1997 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield on 30-day commercial paper (currently 5.95 %) plus 3%. The line of credit is secured by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants. The agreement also contains minimum gross margin, minimum EBITDA, minimum inventory, minimum sales, minimum trade support and maximum capital expenditure financial covenants. At January 1, 1997, the Company had approximately $2,947,000 outstanding under the credit facility and had approximately $2,483,000 available for use.

                  The Company's bankruptcy filing resulted in events of default for all pre-petition loan agreements, and, accordingly, all of the Company's mortgage obligation has been classified as current in the condensed consolidated balance sheet at November 1, 1996.

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

                  Dennis Morris and Howard White have answered the complaint with White raising the affirmative defense of contributory negligence. White recently served a third party complaint on Chase Manhattan Bank, N.A. 50-OFF has moved for leave to join Chase and Aries Peak, Inc. as additional defendants. Defaults have been sought and/or entered against Andalucian Villas, Brocimast, Betafid and Koutsoubos for failure to appear or answer. Banque Paribas moved to dismiss the action for lack of jurisdiction, failure to state a claim and for forum non conveniens. The Court referred all pre-trial matters to U.S. Magistrate Judge John W. Primono, who denied or dismissed each of Paribas' motions to dismiss. Paribas is seeking reconsideration of its motion to dismiss for lack of jurisdiction before the District Court.

                  Written discovery has been served on all defendants who have appeared, and depositions have been taken of Dennis Morris, Howard White and two non-party witnesses. In a reversal of an earlier decision, Judge Primono has required that all discovery of Paribas take place pursuant to the provisions of the Hague Evidence Convention. The Swiss Government recently approved 50-OFF's interrogatories and requests for production, which Paribas will respond to shortly.

                  On January 9, 1996, the Company filed a lawsuit [50-OFF Stores, Inc. v. Jefferies & Company, Inc. and Jefferies International, Ltd., Cause No. 96-CI-00349] in Bexar County District Court in San Antonio, Texas against the Company's placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleges that the defendants breached their contracts with the Company, breached their fiduciary duties to the Company and were reckless or grossly negligent in failing to investigate properly the qualifications of the purchasers they introduced to the Company. The Company seeks to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorneys' fees. Both defendants have answered the petition and raised the affirmative defense of contributory negligence. Additionally, Jefferies & Company filed a cross-claim against Howard White. Discovery is proceeding. Soon after the Company filed for protection under Chapter 11, Jefferies and White removed this case to the Bankruptcy Court. The defendants then moved to consolidate the case with the suit against Paribas, Betafid, et al. 50-OFF has responded by asking the Court to abstain from hearing the case and by requesting the Court to remand the case back to the Bexar County District Court.

                  The Company, based upon advice of counsel, believes that it will obtain a favorable judgment against one or more of the defendants referenced in the preceding two lawsuits, however, the ability to collect on any such judgment is uncertain at this time. Until the matters have been resolved, the Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. The related subscription receivable recorded in the accompanying consolidated balance sheet is based upon a share price of $2.94, the closing price of the Company's Common Stock on January 12, 1995 and the date the stock was removed from escrow. If the Company is unable to collect amounts due and the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the uncollected amount of the subscription receivable will be recorded in the consolidated financial statements. Damages awarded to the Company or settlement amounts paid to the Company, if any, in excess of the subscriptions receivable would be credited to earnings.

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

For the thirty-nine week period ended November 1, 1996, the Company had net sales of $91.2 million, down 27.0% from the comparable prior year period's $
124.9 million, and the Company's loss before income taxes rose to $25.3 million (including write downs of inventories, write-offs of leasehold improvements in stores closed or scheduled for liquidation and closing and reorganization expenses totaling approximately $16.7 million) from $3.6 million. The Company operated a weighted average of 94.0 stores in the most recent period as compared to 105.1 in the comparable prior year period.

Faced with deteriorating results and the apparent consumer rejection of the 50-OFF retailing concept in almost all its markets, the Board of Directors supported a change of leadership in mid-May and, more recently, the continued conversion of existing 50-OFF stores to LOT$OFF stores, a geographic consolidation of the chain and the liquidation or closing of at least 37 under-performing stores or stores located outside of the reduced market area (since mid-May, the Company has closed or scheduled for closing 58 stores), appropriate reductions in field and corporate overhead and staffing and the Company's and its significant subsidiaries' filing of petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas on October 9, 1996. Although management believes it has developed an appropriate business plan for the Company in its current environment, the Company was unable to secure the resources required to implement its plan and to effect the changes believed necessary to improve operations and reverse the Company's disappointing operating results without the protections afforded under Chapter 11. The Company will continue to manage its affairs and operate its business under Chapter 11 as a debtor in possession while a plan of reorganization is formulated. Through a reorganization under Chapter 11, management intends to restructure the operations and capitalization of the Company in order to implement its plan and strengthen the Company's financial position and operating performance.

The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, uncertainty regarding the eventual outcome of the bankruptcy case, the degree of success in reversing the Company's recent business trends, the ability to alleviate trade credit concerns and restore merchandise flow to adequate levels and success in securing required financial resources. Management believes that the recent and planned closing of stores and the implementation of expense cuts commensurate with the down-sizing of the total stores in operation (to 43 stores) facilitates its efforts to improve the Company's financial performance. However, no assurance can be given that the Company will be successful in its continuing efforts to secure required financial resources, reverse recent business trends and return to profitability. Management is also considering, among other alternatives, strategic or financial alliances with third parties and/or the merger or sale of all or a part of the Company.

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

On September 27, the Company opened six LOT$OFF stores in San Antonio at 50-OFF's existing San Antonio locations, bringing to 14 the number of LOT$OFF stores still operated by the Company, 8 of such stores having opened in Oklahoma (4) and the Dallas Metroplex (4) July 26 and August 1, 1996, respectively. Early operating results for the LOT$OFF stores have been encouraging, in spite of difficulties in maintaining inventories due to serious cash shortages, far surpassing the results of the remaining 50-OFF stores. As of January 1, 1997, the Company was continuing to operate 45 50-OFF and LOT$OFF stores in New Mexico (3), Texas (30), Oklahoma (4), Louisiana (6), Memphis, Tennessee (1) and Pensacola, Florida (1), two of which in Texas were being liquidated by the Company for eventual closings. Under Chapter 11 protection, the Company hopes to proceed with the conversion of those 50-OFF stores it elects to continue to operate to LOT$OFF stores.

Liquidity and Capital Resources

The Company began fiscal 1997 with cash of $341,334. During the thirty-nine weeks ended November 1, 1996, the Company decreased borrowings by a net of $4,582,038, generated $6,840,797 from operating activities, used $565,664 for capital expenditures in refurbishing existing stores, opening one store and converting 50-OFF stores to LOT$OFF stores and ended the period with cash on hand of $2,034,429.

On May 13, 1996, the Company entered into a $22.5 million revolving credit facility with Foothill Capital Corporation and GBFC, Inc. which provided for a 60.75% advance rate on eligible inventory (63.75%, September 16 - December 15; 55.75%, December 16 - February 28) with interest set at prime plus 1.75% through May 31, 1998. The line of credit was secured by inventory, accounts receivable and other assets. The agreement contained various restrictive covenants, including restrictions on the payment of cash dividends. The agreement also contained minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. On August 8, 1996, the Company was notified that it was in violation of the minimum gross margin (disputed) and the minimum working capital financial covenants and that such breaches constituted Events of Default under the loan documents. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted the Company's financial liquidity and. therefore, its ability to acquire and maintain much needed inventory for its stores. The Company was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the changes believed necessary to improve operations and reverse the Company's disappointing operating results without the protections afforded under Chapter 11. The Company and its significant subsidiaries filed petitions for relief under Chapter 11 in the Bankruptcy Court on October 9, 1996. As of November 1, 1996, the Company had approximately $7,335,000 outstanding under the credit facility and, with the support and by order of the Bankruptcy Court, was using cash collateral for working capital needs. This facility was paid off in November 1996.

On November 18, 1996, the Company, with the approval of the Bankruptcy Court, entered into a credit agreement with General Electric Capital Corporation providing the Company with a line of credit through November 1997 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield on 30-day commercial paper (currently 5.95 %) plus 3%. The line of credit is secured by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants. The agreement also contains minimum gross margin, minimum EBITDA, minimum inventory, minimum sales, minimum trade support and maximum capital expenditure financial covenants. At January 1, 1997, the Company had approximately $2,947,000 outstanding under the credit facility and had approximately $2,483,000 available for use.

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

Significant Litigation

The Company has filed a lawsuit seeking in excess of $5 million related to certain parties' breach of contractual obligations to purchase 1,500,000 shares of the Company's Common Stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously prosecute this matter and to pursue all available avenues to effect either the receipt of payment for such shares or the return of the shares themselves, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a favorable judgment or result in this court action, however, the ability to collect on any such judgment is uncertain at this time. Until the matter has been resolved, the Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. If the Company is unable to collect amounts due or the shares are not ultimately returned, an extraordinary non-cash charge to earnings for the uncollected amount of the subscription receivable ($3,991,050) will be recorded in the consolidated financial statements. Damages awarded to the Company or settlement amounts paid to the Company, if any, in excess of the subscriptions receivable would be credited to earnings. See Note 5 to the Condensed Consolidated Financial Statements for further discussion of this matter and information pertaining to a related lawsuit filed by the Company against the placement agents.

Impact of Mexican Economic Conditions

Although the Company has in recent years significantly reduced its dependence upon border store operations by expansion to other markets, the Company's activities were historically dependent to a significant degree upon its stores located in Texas cities along the Mexican border. During the first thirty-nine weeks of fiscal 1997, approximately 12.1% of the Company's net sales were attributable to the Company's border stores.

Mexican peso devaluations and duty-free import restrictions, and the enforcement thereof, have from time to time significantly reduced purchases by Mexican nationals, who constitute a significant portion of the Company's customers in certain of its border locations, and have resulted in decreases in sales during such periods. The Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas 1994, and the Company's border stores experienced a significant drop in sales for the last seven weeks of fiscal 1995. The continuing economic weakness along the border and further erosion of the peso continued to negatively affect sales and operating results in the Company's border stores throughout fiscal 1996; the Company's border stores experienced an approximately $10.2 million (32.0%) drop in sales to $21.8 million for fiscal 1996. With the continued erosion of the value of the peso well into fiscal 1996 and with the current peso value still below its comparable level a year ago, sales in the Company's border stores have continued to suffer through the first thirty-nine weeks of fiscal 1997 (an approximately $4.2 million, or 28.0%, drop to $10.8 million). While the Company cannot predict the ultimate effect on fiscal 1997 results, continuing weakness in the border economy and negative comparable peso values would have a continuing negative effect on the operating results of its border stores. In October 1996, the Company closed one of its border stores and began the liquidation of three others in anticipation of their eventual closings in November 1996. Another border store was closed in December 1996. The Company continues to operate eight border stores.

Results of Operations

The following tables set forth (i) certain items in the condensed consolidated statements of operations as a percentage of net sales for the periods indicated, and (ii) the percentage change in such items from the comparable period of the prior year.


                                                               Percentage of Sales
                                                Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                             --------------------------   --------------------------
                                              November 1,   November 3,    November 1,   November 3,
                                                 1996          1995           1996          1995
                                             -----------   -----------    -----------    -----------
 Net sales ...............................       100.0%       100.0%         100.0%        100.0%
 Cost of sales ...........................        77.2         66.4           72.9          66.2
 Selling, advertising, general and
   administrative ........................        33.4         34.3           37.9          33.2
 Depreciation and amortization ...........         3.2          2.6            3.1           2.3
 Closed stores ...........................        (5.1)          --           (1.5)           --
                                                 -----        -----          -----         -----

    Total ................................       108.7        103.3          112.4         101.7
 Other expense,  net .....................         1.7          1.4            1.5           1.2
                                                 -----        -----          -----         -----
 Total expenses ..........................       110.4        104.7          113.9         102.9
                                                 -----        -----          -----         -----
 Loss before reorganization items
 and income taxes ........................       (10.4)        (4.7)         (13.9)         (2.9)
 Reorganization items ....................        46.9           --           13.9           --
 (Provision for) benefit from income
 taxes ...................................         (.5)         1.7            (.2)          1.0
 Net loss ................................       (57.8)%       (3.0)%        (28.0)%        (1.9)%
                                                ======        =====          =====         =====



                                                                    Percentage Change
                                                  Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                               November 1, 1996 compared to     November 1, 1996 compared to
                                                   Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                                     November 3, 1995                November 3, 1995
     Net sales ...............................              (28.0)%                       (27.0)%
     Cost of sales ...........................              (16.3)                        (19.6)
     Selling, advertising, general
        and administrative ...................              (30.0)                        (16.5)
     Depreciation and amortization ...........              (10.6)                         (4.4)
     Loss before reorganization items
     and income taxes ........................               58.7                         248.6
     (Provision for) benefit from income
     taxes ...................................             (124.5)                       (112.1)
     Net loss ................................            1,268.5%                        973.1%

THIRTEEN WEEKS ENDED NOVEMBER 1, 1996 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 3, 1995:

The net sales decrease of 28.0% for the thirteen weeks ended November 1, 1996 compared to the thirteen weeks ended November 3, 1995 is attributable to a 20.6% decrease in the weighted average number of stores in operation (from 102.1stores to 81.1) and a 32.8% decrease in comparable store sales (due primarily to the Company's inability to acquire and maintain adequate inventories for its stores). These decreases were partially offset by increased sales pertaining to partial liquidations of inventories at the six 50-OFF stores converted to LOT$OFF stores during the fiscal 1997 period (such stores were closed, however, on average, five days during the period for remodeling and re-merchandising), the sale to a third party of inventories at 37 stores closed during the period and the beginning of store liquidations at all other stores scheduled to be closed.

Cost of sales as a percentage of net sales increased from 66.4% for the thirteen weeks ended November 3, 1995 to 77.2% for the thirteen weeks ended November 1, 1996, due primarily to the sale of inventories at 37 stores closed during the period to a third party and other store liquidations which began in September. Excluding the sale to a third party of inventories at 37 stores closed during the period but making no adjustment for the other store liquidations, cost of sales as a percentage of net sales would have been 71.8% for the thirteen weeks ended November 1, 1996.

Selling, advertising, general and administrative expenses decreased from 34.3% of net sales for the thirteen weeks ended November 3, 1995 to 33.3% of net sales for the thirteen weeks ended November 1, 1996. The percentage decrease was due primarily to cost reductions implemented by management, offset in part by lower sales.

Depreciation and amortization decreased by 10.6% in the thirteen weeks ended November 1, 1996 compared to the comparable period of the prior year, due primarily to the decreased number of stores in operation.

Other expense, net, decreased to approximately $449,000 in the thirteen weeks ended November 1, 1996 compared to approximately $514,000 in the comparable period of the prior year, due primarily to decreased interest expense attributable to decreased borrowings under the Company's line of credit and the Company's discontinuing to accrue interest on certain of its obligations.

The increase in the Company's loss before income taxes and reorganization items for the thirteen weeks ended November 1, 1996 compared to the thirteen weeks ended November 3, 1995 is primarily due to the Company's lower net sales and the sale of inventories and liquidations of stores discussed above.

Income tax benefit related to the loss for the thirteen weeks ended November 1, 1996 was not recognized because the utilization of such benefit is not assured. Such benefit, if any remaining after the Company's planned reorganization, is available for recognition in future years.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 3, 1995:

The net sales decrease of 27.0% for the thirty-nine weeks ended November 1, 1996 compared to the thirty-nine weeks ended November 3, 1995 is attributable to a 10.6% decrease in the weighted average number of stores in operation (from
105.1 stores to 94.0) and a 23.1% decrease in comparable store sales. These decreases were partially offset by increased net sales pertaining to liquidations of inventories at the 50-OFF stores converted to LOT$OFF stores during the fiscal 1997 period (such stores were closed, however, on average, 13 days during the period for remodeling and re-merchandising), the sale to a third party of inventories at 37 stores closed during the period and the beginning of store liquidations at all other stores scheduled to be closed.

Cost of sales as a percentage of net sales increased from 66.2% for the thirty-nine weeks ended November 3, 1995 to 72.9% for the thirty-nine weeks ended November 1, 1996, due primarily to approximately $4,271,000 in write downs of inventories at stores liquidated (including the inventories sold to a third party at 37 stores closed during the period) and to the store liquidations which began in September. Excluding the write downs of inventory and the sale to a third party of inventories at 37 closed stores, cost of sales as a percentage of net sales would have been 66.3% for the thirty-nine weeks ended November 1, 1996.

Selling, advertising, general and administrative expenses increased from 33.2% of net sales for the thirty-nine weeks ended November 3, 1995 to 37.9% of net sales for the thirty-nine weeks ended November 1, 1996. The percentage increase was due to lower sales, offset in part by the cost reductions implemented by management late in the period.

Depreciation and amortization decreased by 3.4% in the thirty-nine weeks ended November 1, 1996 compared to the comparable period of the prior year, due to the decreased number of stores in operation.

Other expense, net, decreased to approximately $1,403,000 in the thirty-nine weeks ended November 1, 1996 compared to approximately $1,446,000 in the comparable period of the prior year, due primarily to decreased interest expense attributable to decreased borrowings under the Company's line of credit and the Company's discontinuing to accrue interest on certain of its obligations.

The increase in the Company's loss before income taxes and reorganization items for the thirty-nine weeks ended November 1, 1996 compared to the thirty-nine weeks ended November 3, 1995 is primarily due to the Company's lower sales and the write downs, sales and liquidations of inventories discussed above.

Income tax benefit related to the loss for the thirty-nine weeks ended November 1, 1996 was not recognized because the utilization of such benefit is not assured. Such benefit, if any remaining after the Company's planned reorganization, is available for recognition in future years.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Consolidated Financial Statements regarding lawsuits filed in February 1995 and January 1996. Such lawsuits were also reported in the Company's annual reports on Form 10-K for the fiscal years ended February 3, 1995 and February 2, 1996 and Form 10-Q for the fiscal quarter ended August 2, 1996.

The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On August 8, 1996, the Company received notice from its then principal lender, GBFC, Inc., as agent for itself and Foothill Capital Corporation, that it was in violation of two financial covenants and that such violations constituted events of default under the loan documents. The Company's bankruptcy filing on October 9, 1996 resulted in events of default under all pre-petition loan agreements (see Note 3 to Notes to Condensed Consolidated Financial Statements herein).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On October 9, 1996, the Company and its significant subsidiaries filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  To be filed by amendment.

              Exhibit 10 - General Electric Capital Corporation Loan Documents
              Exhibit 99 - Bankruptcy Petitions

No other exhibits are required to be filed by the Registrant under Item 601 of Regulation S-K with this report on Form 10-Q.

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended November 1, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                  50-OFF STORES, INC.



                                  By:  /s/ Charles J. Fuhrmann II
                                       ----------------------------------------
                                       Charles J. Fuhrmann II, President, Chief
                                       Executive and Financial Officer




                                  By:  /s/ James G. Scogin
                                       ----------------------------------------
                                      James G. Scogin, Vice-President,
                                      Controller Chief Accounting Officer,
                                      and Assistant Secretary

                                EXHIBIT INDEX

                                                                     PAGE


EXHIBIT 27........................................................    23