Form 10-K
period 1997-01-31
50 OFF STORES INC
filed 1997-06-13
CIK 735584

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1997
                         Commission File Number 0-13076

                              50-OFF STORES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      74-2640559
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification No.)

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
          NONE                                          NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g)OF THE ACT:

                              TITLE OF EACH CLASS
                         -----------------------------
                         COMMON STOCK, $0.01 PAR VALUE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of May 16, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sale price of the Common Stock of the Registrant as quoted on the National Association of Securities Dealers Automated Quotation System was $122,009 (for purposes of calculating this amount only, directors, officers, and beneficial owners of 5% or more of the common stock of Registrant have been deemed affiliates).

         The number of shares of the Common Stock of the Registrant outstanding as of May 16, 1997 was 12,200,915.

         There are 58 pages in the sequentially numbered, manually signed original. The exhibit index is located on page 57.

                                FORM 10-K INDEX


                                                                    PAGE
                                                                    ----
                                     PART I

ITEM 1   BUSINESS ................................................    4
ITEM 2   PROPERTIES ..............................................   16
ITEM 3   LEGAL PROCEEDINGS .......................................   17
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .....   19

                                    PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS .........................   19
ITEM 6   SELECTED FINANCIAL DATA .................................   21
ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .....................   22
ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............   26
ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE .....................   26

                                   PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....   26
ITEM 11   EXECUTIVE COMPENSATION .................................   29
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT .........................................   32
ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........   33

                                    PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K ................................   33

                                     PART I

PRELIMINARY STATEMENT

         On October 9, 1996 (the "Petition Date"), 50-OFF Stores, Inc., a Delaware corporation (the "Company" or "50-Off"), 50-OFF Multistate Operations, Inc., a Nevada corporation, 50-OFF Texas Stores, L.P., a Texas limited partnership, and 50-OFF Operating Company, a Nevada corporation (hereinafter collectively, the "Debtors" or the "Company" where the context requires) filed their voluntary petitions under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas, San Antonio Division (the "Court"). The cases have been pending since that time before the Honorable Leif M. Clark, United States Bankruptcy Judge.

         At the Confirmation Hearing held on June 3, 1997, Judge Clark entered an order confirming the Plan. Ten to 25 days subsequent to such confirmation, the Plan will become effective (the "Effective Date"). It is presently anticipated that the Effective Date of the Plan will be in on or about June 16, 1997.

         ON THE EFFECTIVE DATE, THE NAME OF THE COMPANY WILL BE CHANGED TO LOT$OFF CORPORATION.

         Since the Petition Date, the Company has operated its business as a debtor in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code while management formulated and promoted a plan of reorganization. A copy of the Debtors' Joint Plan of Reorganization, as Amended, dated March 27, 1997 (the "Plan") has been filed with the Securities and Exchange Commission (the "SEC"). On March 20, 1997, the Court approved the Disclosure Statement with respect to the Plan as containing adequate information in accordance with section 1125 of the Bankruptcy Code. Such Statement was mailed to all creditors of the bankruptcy estates and all holders of Public Equity Interests as of March 21, 1997 and has also been filed with the SEC. "Public Equity Interests" refer to the common stock of 50-OFF Stores, Inc., sometimes referred to herein as "Old Common Stock," which will be canceled upon the Effective Date, along with all currently existing options and warrants to buy such stock.

         The Plan requires that the Company's existing senior secured revolving credit facility lender, General Electric Credit Corporation ("GECC"), provide a post-confirmation revolving credit facility or be replaced by a new senior secured lender so that the Company has a source of revolving funds to continue to operate. GECC has given a formal commitment to the Company to provide such financing, subject to certain conditions. The Plan also provides for the restructure of the Company's secured obligation to MetLife Capital Corporation ("MetLife") at a face amount of $850,000. The Plan provides for the payment of such amount over approximately seven years. MetLife has agreed to such treatment.

         The Plan provides for the cancellation of all non-priority unsecured indebtedness of the Company. The Company estimates such cancellation will cause the elimination of approximately $26 million of unsecured debt from the Company's balance sheet. Each holder of an allowed general unsecured claim will, in cancellation of its claim, receive a pro rata share of the Company's new Series B Preferred Stock. Certain obligations of the Company to such holders of Series B Preferred Stock will be secured by two liens against potential net lawsuit proceeds from significant litigation being prosecuted by the Company. As net proceeds (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of Series B Preferred Stock will receive (i) Series A Conversion Rights, which provide for conversion of Series B Preferred Stock to Series A Preferred Stock, until net proceeds reach $3,991,050 and (ii) Series A Preferred Stock for net proceeds in excess of $3,991,050 (provided that "excess" net proceeds, as defined in the Plan, will be paid in cash). The receipt of Series A Conversion Rights, Series A Preferred Stock and/or cash by holders of Series B Preferred Stock will result in a proportionate release of the liens. By issuing such Series B Preferred Stock to general unsecured creditors, such creditors will be essentially receiving the net value of the Company's significant litigation which was pending prepetition.

         Finally, the Plan provides for the recapitalization of the Company through cash raised from the Company's existing common stockholders (the "Rights Offering") and others (together with the Rights Offering, the "Offering") and, potentially, as discussed above, from the litigation. Specifically, the Plan provides for the issuance to such stockholders of rights to subscribe for units, each consisting of 20 shares of Series A Preferred Stock and 20 shares of Common Stock (a "Unit). Up to 122,009 Units and a minimum of 30,500 Units may be sold in the Offering. The record date for determining which such holders were entitled to vote on the Plan and receive such rights was March 21, 1997. Persons who acquired Public Equity Interests after such record date were not entitled to vote on the Plan or subscribe for Units pursuant to the Rights Offering. The Rights Offering, as extended, expired on May 22, 1997. The Company received in excess of $4.4 million in subscriptions pursuant to the Rights Offering. Units not subscribed for pursuant to the Rights Offering may be offered to the public by the Company until such Offering expires, anticipated to be on or about June 13, 1997. There can be no assurance that any additional subscriptions will be received. Subscriptions received in the Offering will be held in escrow with Bank One, Texas N. A. pending the Effective Date of the Plan. The proceeds from the sale of the Units will be used, together with cash generated from operations and cash available under the Company's asset based lending facility, to provide working capital for increased inventories for the Company's stores and for its exit from bankruptcy.

ITEM 1.  BUSINESS

         The Company is a regional, off-price/close-out retailer operating 41 stores under the names "50-OFF" and "LOT$OFF" in five states in the southern and southwestern United States.

OVERVIEW OF RECENT YEARS' OPERATIONS

         The Company's operating results in recent years have been disappointing, reflecting weaknesses in retailing generally and in apparel retailing specifically. The casualization of apparel hurt many apparel retailers; and regional, off-price retailers faced increased competition for the "value-conscious" consumers' purchases. In addition, 50-OFF was especially hard hit by the last devaluation and continued deterioration of the Mexican peso and the continuing economic turmoil along the Texas-Mexico border where the Company operated thirteen 50-OFF stores (currently eight stores and an annex), historically its best performing locations, and experienced a severe liquidity crisis due, in part, to the breach of certain foreign purchasers in an international offering by 50-OFF in late fiscal 1995 of their contractual obligations to purchase in aggregate 1,500,000 shares of Old Common Stock at $3.65 per share ($5,475,000 in aggregate).

         While Company achieved strong growth in stores, sales and earnings from its development of the 50-OFF store concept in fiscal 1987, the Company has experienced net losses for the last four fiscal years. When the Company began to experience declines in comparable store sales and operating results, management made significant changes to its operations, including closing under performing stores, limiting new store openings to existing markets, recruiting new merchandising management and increasing sales of non-apparel merchandise as a percentage of total sales. The Company's financial performance in fiscal 1996 continued to be disappointing, especially in the second half. Net sales for the fifty-two weeks ended February 2, 1996 decreased 13.2% to $175,023,000, and the Company had a net loss of $6,778,000. The Company operated a weighted average of 104.0 stores in fiscal 1996. Sales on a comparable store basis were down 8.7% (3.4%, excluding the border stores).

         During fiscal 1996, certain factors negatively affected operating results and corporate liquidity:

     o the breach of certain foreign purchasers in an international offering by the Company in late fiscal 1995 of their contractual obligations to purchase in aggregate 1,500,000 shares of Old Common Stock at $3.65 per share ($5,475,000 in aggregate) led to a continuing increase in borrowings by the Company under its credit facility (and a decrease in availability under the facility) and contributed to an increase in the interest rate on borrowings under the facility; therefore, the Company experienced an approximately $873,000 increase in its net interest expense for fiscal 1996 compared to fiscal 1995;

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

     o the physical inventory taken at fiscal year end resulted in an unanticipated high inventory shrinkage and a $963,000 fourth quarter charge to operating results for the additional shrinkage for a total fiscal 1996 shrinkage as a percentage of merchandise sales of 4.4%; and

     o disappointing sales during the "Back-to-School" and Christmas/holiday selling seasons contributed to lower than expected sales.

         During fiscal 1996, the Company took the following affirmative steps in its continuing efforts to achieve a more disciplined cost structure, to lessen vulnerability to external factors and to attain profitability:

     o filed lawsuits against the defaulting foreign purchasers and others involved in the international offering by the Company in an effort to obtain appropriate remedies, including the Company's actual and punitive damages;

     o completed its store consolidation program by closing 14 stores (anticipated fiscal 1996 store closing costs totaling approximately $4,107,000 were charged to operating results for fiscal 1995; as a result of the favorable experience in negotiating certain lease termination costs, the Company reversed a portion of this charge, approximately $409,000, in the fourth quarter of fiscal 1996 and approximately $1,131,000 in the third quarter of fiscal 1997);

     o    opened five stores;

     o negotiated monthly rent reductions in a significant number of its 100 continuing stores with the cooperation of its landlords;

     o    engaged a new, San Antonio-based marketing and advertising agency;

     o made changes in merchandising management to contribute to the flexibility the Company sought in its product offering mix; and

     o made plans to expand its offering of shelf-stable food product through its neighborhood stores (to lessen seasonality and to increase store traffic), a logical extension of its merchandising commitment to offer its customers the products they need, conveniently and at the best prices.

         As stated above, during fiscal 1996, certain factors negatively affected the Company's liquidity, including significant operating losses. In late February 1996, the Company began to address its liquidity problem and anticipated violations of financial covenants in its credit agreements by restructuring certain debt obligations, including its unsecured trade obligations owed to vendors and its long term notes with an affiliate of an insurance company. With the support of its vendors, the Company implemented a payment plan with respect to its $8,447,000 of unsecured trade payables as of February 26, 1996. Under the plan, such payables were to be paid in full within a two year period without interest. Approximately $4,681,000 of such payables remained outstanding at January 31, 1997 and is included in liabilities subject to compromise. In April 1996, the Company restructured its $4,000,000 and $2,775,000 long term borrowings with MetLife into one promissory note for approximately $4,645,000. The restructuring of the notes, including an extension of the maturity, reduced monthly debt service requirements. The promissory note provides for monthly installments (including principal and interest) of $94,638 until March 2001. Interest is charged at a rate of 8.50%. The note is collateralized by the Company's furniture and fixtures. Approximately $4,191,000 of such note remained outstanding at January 31, 1997 and is included in liabilities subject to compromise.

         Significant operating losses continued through the Company's first fiscal quarter of 1997. For the thirteen week period ended May 3, 1996, the Company had net sales of $32.4 million, down 27.6% from the comparable prior year period's $44.8 million, and the Company's loss before income taxes rose to $4.9 million (including an approximate $2.1 million write-down of inventories in stores scheduled for conversion to LOT$OFF stores late in the second fiscal quarter) from $1.0 million. The Company operated a weighted average of 100.5 stores in the fiscal 1997 period as compared to 109.6 stores in the comparable prior year period. The Company began fiscal 1997 with cash of $341,334. During the thirteen weeks ended May 3, 1996, the Company decreased borrowings by a net of $1,319,567, generated $1,701,480 from operating activities, used $282,912 for capital expenditures (refurbishing existing stores and opening one store) and ended the period with cash on hand of $440,335.

         Faced with such continuing, deteriorating results and the apparent consumer rejection of the 50-OFF retailing concept in almost all its markets, the Board of Directors supported a change of leadership in mid-May. On May 7, 1996, the Company's Board of Directors accepted the resignation of Charles Siegel from his positions as President and Chief Executive Officer of the Company, as well as his position on the Board. Mr. Siegel, who resigned to pursue other endeavors, was a co-founder of the Company. Upon accepting Mr. Siegel's resignation, the Board acted to appoint Charles J. Fuhrmann II to the positions of President, Chief Executive Officer and Chief Financial Officer. Mr. Fuhrmann, a Director of the Company since October 1994, had served in various consulting capacities for 50-OFF, including Acting Chief Administrative and Financial Officer until his new appointment. Mr. Fuhrmann, a private investor and strategic and financial consultant, was formerly Managing Director-Investment Banking with Merrill Lynch & Co. in New York. Other management changes included the promotion of James Scogin to Vice President-Controller, Chief Accounting Officer and Assistant Secretary.

         On May 13, 1996, the Company entered into a revolving credit facility with Foothill Capital Corporation and GBFC, Inc. providing the Company with a line of credit through May 1998 of up to $22,500,000, including letters of credit. In conjunction with the establishment of this facility, the Company issued the lenders a three year warrant to purchase 400,000 shares of its Old Common Stock at $2.50 per share. Borrowings under the line were limited to a borrowing base equal to the lessor of (i) eligible inventory at cost: December 16 to February 28, 55.75%, March 1 to September 15, 60.75% and September 16 to December 15, 63.75% or (ii) eligible inventory at retail: December 16 to February 28, 33.45%, March 1 to September 15, 37.25% and September 16 to December 15, 39.0%. Interest under the line was charged on funds borrowed at the First National Bank of Boston's base rate plus 1.75%, and there were monthly administrative fees and an annual facility fee of $12,000 and 1.5% ($337,500), respectively. The line of credit was collateralized by inventory, accounts receivable and other assets. The agreement contained various restrictive covenants. The agreement also contained minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. This facility replaced a credit facility with another financial institution providing the Company a line of credit through January 12, 1998, as amended, of up to $20,000,000. Borrowings under this prior facility were limited to a borrowing base equal to the lesser of (i) 45% of eligible inventory or (ii) 80% of liquidation value of inventory, both minus a permanent block of $1,500,000. Interest under the old line was charged on funds borrowed at the lender's prime rate plus 1.75%. The prior agreement contained various restrictive covenants and was collateralized by inventory, certain accounts receivable and other assets. The Company expected the increased liquidity under the new facility to provide important cash resources to 50-OFF and, with the other restructurings discussed above, increased creditworthiness. As of May 13, 1996, the Company had approximately $4,061,000 available for use under this line of credit.

         For the twenty-six week period ended August 2, 1996, the Company had net sales of $64.1 million, down 26.3% from the comparable prior year period's $87.0 million, and the Company's loss before income taxes rose to $9.9 million (including a $3.6 million write-down of inventories in stores scheduled for liquidation, but excluding any then undetermined charges for future store closings and staff reductions) from the comparable prior year period's $1.9 million. The Company operated a weighted average of 100.4 stores in the fiscal 1997 period as compared to 106.6 stores in the comparable prior year period. The Company began fiscal 1997 with cash of $341,334. During the twenty-six weeks ended August 2, 1996, the Company increased borrowings by a net of $5,231,763, used $4,546,816 for operating activities, used $433,350 for capital expenditures (refurbishing existing stores, opening one store and converting 50-OFF stores to LOT$OFF stores) and ended the period with cash on hand of $592,931.

         On August 8, 1996, the Company was notified by the lenders that it was in violation of the minimum gross margin (disputed) and the minimum working capital financial covenants of its credit agreement and that such breaches constituted events of default under the loan documents. The lenders subsequently established additional availability reserves which reduced availability, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted the Company's financial liquidity and, therefore, its ability to acquire and maintain much needed inventory for its stores. The Company was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the changes believed necessary to improve operations and reverse the Company's disappointing operating results without the protections afforded under the Bankruptcy Code. As stated above, the Company and its significant subsidiaries filed petitions for relief under chapter 11 of such Code in the Court on October 9, 1996. As of November 1, 1996, the Company had approximately $7,335,000 outstanding under the credit facility and, with the support and by order of the Court, was using cash collateral for working capital needs. This facility was paid off in November 1996 with proceeds from the Company's line of credit with GECC.

         In September 1996, the Board of Directors approved a plan which provided for the continued conversion of existing 50-OFF stores to LOT$OFF stores, a geographic consolidation of the chain (exiting Alabama, Arkansas, Florida, Georgia, North Carolina, South Carolina and most of Tennessee) and the liquidation or closing of at least 37 under-performing stores or stores located outside of the reduced market area (since mid-May 1996, the Company has closed 60 stores) with appropriate reductions in field and corporate overhead and staffing.

BUSINESS DURING THE CHAPTER 11 CASES

         On October 8, 1996, the Board of Directors approved the Company's and its significant subsidiaries' filings of petitions for relief under the Bankruptcy Code, and, as stated above, on October 9, 1996, such petitions were filed in the Court. The Company had been pursuing an infusion of capital, an external affiliation with a supplier of product and credit and additional concessions from lenders and landlords to secure the resources necessary to implement its business plan and to effect the changes believed necessary by management to achieve profitability. Although management believed it had developed an appropriate plan for the Company, the Company was unable to secure the necessary concessions and resources to improve operations and to reverse operating trends and its disappointing operating results and was forced to seek the protections afforded under the Bankruptcy Code.

         On November 18, 1996, the Company, with the approval of the Court, entered into a credit agreement with GECC providing the Company with a line of credit through November 1997 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield on 30-day commercial paper (currently 5.62%) plus 3%. The line of credit is secured by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants. The agreement also contains minimum gross margin, minimum EBITDA, minimum inventory, minimum sales, minimum trade support and maximum capital expenditure financial covenants. At January 31, 1997, the Company had approximately $5,396,580 outstanding under the credit facility and had approximately $1,238,000 available for use.

         For the fifty-two week period ended January 31, 1997, the Company had net sales of $106.2 million, down 39.3% from the comparable prior year period's $175.0 million, and the Company's loss before income taxes rose to $43.5 million (including write-downs of inventories of approximately $5.4 million and write-offs of leasehold improvements in stores closed or scheduled for liquidation and closing and reorganization expenses, including landlord lease rejection claims, totaling approximately $23.9 million) from $6.8 million for the prior fiscal year. The Company operated a weighted average of 82.8 stores in the period ended January 31, 1997 as compared to 104.0 stores in the comparable prior year period. The Company began fiscal 1997 with cash of $341,334. During the fifty-two weeks ended January 31, 1997, the Company decreased borrowings by a net of $6,567,499, generated $7,742,003 from operating activities, including store liquidations, used $694,541 for capital expenditures (refurbishing existing stores, opening one store and converting 50-OFF stores to LOT$OFF stores) and ended the period with cash on hand of $821,297.

         On February 25, 1997 and April 2, 1997, GECC provided the Debtors written notice of certain defaults under its existing DIP financing facility. GECC asserted two events of default: (1) the failure of the Debtors to receive net proceeds of $1 million from the sale of its headquarters building; and (2) the failure to satisfy certain financial covenants regarding minimum (a) EBITDA covenant $400,000 actual ($484,000), (b) Net Sales (covenant $15,000,000, actual $12,609,000) and (c) Inventory Balances (covenant $16,000,000, actual $13,504,000). The Debtors received $997,847.50 of net proceeds from the sale of the headquarters. The amount that the Debtors fell short upon such covenant was less than $2,500 and, accordingly, immaterial; and GECC has waived such default. The Debtors' defaults with regard to financial covenants were a result of closing the DIP loan approximately ten days after the anticipated date of closing (due to circumstances beyond the control of the Debtors or GECC). Such delay in closing caused the Debtors' holiday inventory not to be stocked at expected levels, which caused the inventory covenant to fail. Such failure, in turn, caused a ripple effect and subsequent failure in the Debtors' meeting the net sales and EBITDA tests (a corollary result was less borrowing and increased availability).

         GECC is forbearing from exercising any remedies in connection with such financial defaults. On May 7, 1997, GECC provided a formal commitment letter to serve as the Debtors' Senior Secured Exit Financing lender on terms similar to the existing DIP financing facility. Consummation of such exit financing will moot existing defaults in the DIP financing facility. The Company's sales have remained disappointing, due principally to inventory imbalances among the 41 continuing stores and the lack of resources to effectively promote customer traffic to the stores. Preliminary results for the thirteen weeks ended May 2, 1997 are net sales of $11.9 million and a net loss, including reorganization items, of $2.2 million from a weighted average 41.7 stores. Results for the prior year's comparable period were net sales of $32.4 million and a net loss of $4.9 million from a weighted average 100.5 stores.

         While in chapter 11, the Company has operated its business as a debtor in possession while formulating and promoting its Plan of Reorganization originally filed February 6, 1997 with the Court:

          o    liquidating and closing 60 stores;

          o reducing its geographic presence (exiting Alabama, Arkansas, Florida, Georgia, North Carolina, South Carolina and most of Tennessee);

          o closing one of two freight consolidation and distribution centers and moving the remaining center to San Antonio;

          o downsizing its corporate staff and field personnel (corporate and distribution: 177 to 31; field and stores: 967 full time, 1,482 part time to 382 and 425, respectively);

          o selling its headquarters building and leasing appropriate, reduced space;

          o refinancing its principal credit facility through GECC's providing a line of credit through November 1997 of up to $15,000,000 (at May 16, 1997, the Company had approximately $6,974,000 outstanding under this facility and had approximately $611,000 available for use);

          o restoring credit facilities with vendors (from 100% prepaid to approximately 35% terms at fiscal year end);

          o redirecting its retail activities from an off-price ("50-Off") to a close-out ("LOT$OFF") retailing concept;

          o restructuring its merchandising department, including a new Vice President-Merchandise and a new Vice President-Marketing;

          o    changing its inventory mix from 25.9% (May 1996) to 45.8% (May
               1997) hardlines through category additions;

          o developing marketing and advertising strategies and programs to revive and increase store traffic; and

          o generally positioning itself for improved operating results (higher initial mark-ups, less promotional pricing, fewer markdowns and less inventory shrinkage).

         Management has been redirecting 50-OFF's retail activities from 50-OFF's off-price retailing concept to LOT$OFF's close-out retailing concept. Coincident and consistent with this change has been a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories to the Company's historical non-apparel offerings which include cosmetics, housewares and giftware, home furnishings, shelf-stable food products, toys, luggage, footwear, stationery and health and beauty aids. New categories include sporting goods, automotive, greeting cards, jewelry, books, party goods, seasonal, pet supplies and hardware, among others. The Company will continue to maintain a healthy showing of basic family apparel products in the LOT$OFF stores. The actual merchandise mix will fluctuate by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other "bargain hunters," and management is hopeful its continued implementation will lead to higher initial mark-ups, less promotional pricing, fewer markdowns, less inventory shrinkage, increased store traffic and improved operating results.

YEAR-END PHYSICAL INVENTORY

         On January 30, 1997, the Company announced the results of its year-end physical inventory at its then 43 off-price/close-out retail stores and its clearance and distribution centers. Among the factors contributing to the Company's poor operating performance the last few years had been the Company's disappointing year-end physical inventories. Management was pleased to announce that such was not the case with the most recent inventories. While the inventory shrinkage determined in the 1996 fiscal and 1995 physical inventories ran 4.17% and 3.82% of sales, respectively, the fiscal 1997 inventory reflected a 1.84% shrinkage, right in line with the retail industry average as reported by the University of Florida in its "National Retail Security Survey" and below the reported 2.14% average for discount stores. Dollar shrinkage for the 43 stores operating at fiscal year end dropped to $1,069,202 from $3,508,114 and $3,408,714 in fiscal 1996 and 1995, respectively. "Shrinkage" is the book loss on inventory due to the physical loss of inventory attributed to (industry averages): employee theft (38.4%), shoplifting (35.8%), administrative error (19.4%) and vendor fraud (6.4%). Shrinkage reduction has been a major concern of 50-OFF's management, and the recent results are cause for confidence in programs initiated this year to reverse historical trends.

BUSINESS PLAN

         Management has selected 42 locations (one is an annex) which will be incorporated into a new core business from which to emerge from bankruptcy; the Company is operating and expects to operate 41 stores (and the annex) through fiscal 1998 (ending January 30). Management has worked to accomplish the following:

          o consolidate and solidify the core business in the southern and southwestern United States;

          o restructure the balance sheet and obtain permanent financing (secured lender and trade suppliers);

          o reorganize the corporate management team to provide value-added contribution to the overall operating results;

          o    obtain additional capital through the Offering; and

          o    obtain Court approval of its Plan of Reorganization.

Now it must implement the Court confirmed Plan.

         The Company's business plan is focused on redirecting its retail activities to achieve higher gross margins, higher store contribution and lower corporate overhead, all promoting overall profitability. The key elements of this strategy, which included the geographic consolidation of the chain and the liquidation or closing of under-performing stores or stores located outside of the reduced market area with appropriate reductions in field and corporate overhead and staffing, are converting the continuing 50-OFF stores to LOT$OFF stores (14 of the continuing stores had been converted as of the filing of the voluntary bankruptcy petitions on October 9, 1996), more close-out buying, higher initial markups, less promotional pricing, new "hardlines" categories, elimination of certain "softline" categories subject to high markdowns and inventory shrinkage, extensive programs to control shrinkage generally and a reduced overhead structure. While plans are in place to convert the additional locations (24 are now converted), the conversion schedule is constantly being reviewed given the bankruptcy filings and available resources.

         Under the leadership of CEO Charles Fuhrmann and with the support of the Board of Directors, management has developed and is implementing a business plan centered on five basic goals:

          o    The Company must always operate with a business plan.

          o The Company must employ the most qualified people it can afford in all key management positions.

          o The management team must have current and accurate operating information in order to effectively manage the growth and profitability of the Company.

          o The Company must consistently generate an above average profit from store operations.

          o The Company must maintain financial credibility with its key suppliers, lenders and stockholders.

         Growth will be an objective once the Company has completed the successful conversion of its 41 continuing locations to the LOT$OFF concept.

         The operating performance of 50-OFF deteriorated over the past several years with important common denominators indicating such slippage. Management is now targeting the core stores to return to over $90.00 per square foot in revenues and to generate a 10+ percent individual store contribution on an annual basis. This level of profitability is being currently generated by companies with similar concepts (Consolidated Stores Corporation: Odd Lots and Big Lots stores; MacFrugal's Bargains and Close-Outs, Inc.: MacFrugal's stores; and Mazel Stores, Inc.: Odd Job stores; among others) and should be attainable under an experienced, disciplined management team.

         The current management team is excited about the opportunities ahead for the Company and is serious about the attainment of the targeted operating results. There is a new understanding of the financial information by all key members of management; they have fully reviewed the historical operating performance and are now concentrating on optimizing the contribution from store operations while maintaining only the absolute minimum amount of corporate overhead necessary to support store operations.

GENERAL BUSINESS PHILOSOPHY

         50-OFF's mission is to create a shopping experience that surpasses customers' expectations as it seeks to be a leading off-price retailer of close-out merchandise to low-to-moderate income customers and other "bargain hunters" in the markets it serves. The major elements of the Company's strategy include:

          o Value Leadership: 50-OFF intends to offer its customers a broad selection of quality merchandise that maintains the credibility and integrity of the Company's value pricing structure while providing a pleasant and convenient shopping experience.

          o Distinctive Marketing: The Company plans to differentiate itself from other retail stores through its close-out purchasing and value pricing.

          o Purchasing at Close-out Prices: The Company will purchase a majority of its merchandise at close-out (substantially lower than regular wholesale) prices relying upon its buyers' knowledge of, and reputation among, manufacturers and other vendors and its willingness to purchase in large quantities, in special situations, in odd lots and for immediate delivery.

          o Merchandising: The Company will offer a mix of products that may fluctuate by category, by season and by store based on consumer needs and buying trends and availability of products at close-out prices.

          o Emphasis on Low Operating Costs: The Company will focus on maintaining low operating costs through a cost-effective, drop-ship distribution system, its approach to store leases (traditionally in strip centers), its particularly low store operating expenses, further reductions in corporate overhead and a corporation-wide effort to minimize inventory shrinkage.

          o Store Maturity: The Company will concentrate on developing existing stores to full maturity and profitability. Over time, the Company believes a store builds recognition and customer loyalty as management adjusts the store's merchandise mix in response to local consumer preferences.

          o Expansion: The Company's long-term development plan is to expand its regional presence in existing and new markets. For the foreseeable future, however, the Company will concentrate on converting its continuing 50-OFF stores to LOT$OFF stores. Any store openings will be limited to existing market areas where the store base is underdeveloped and will be based on an evaluation of the sales and income performance of existing stores and the ability to obtain leases for desirable locations.

THE "LOT$OFF" CONCEPT

         The LOT$OFF chain will be an off-price/close-out retail operation located in Texas, Louisiana, Tennessee, New Mexico and Oklahoma. There are 24 of the 41 continuing stores already converted to the LOT$OFF concept. Stores will average approximately 27,000 square feet (23,000 square feet of selling space) and will be located in both urban and suburban markets and in strip centers, enclosed malls and stand alone units. The mix of product will be 60 percent hardlines:

housewares              health and beauty aids           household chemicals
home decor              toys                             electronics
gifts                   seasonal                         small appliances
automotive              greeting cards                   shelf-stable food
sporting goods          books                            hardware
party goods             pet supplies                     garden supplies

         The remaining 40 percent will be softlines comprised of domestics and basic apparel for men, ladies, infants, boys and girls, including accessories, underwear, socks and hosiery for all genders.

         CUSTOMERS

         The LOT$OFF targeted customers are 60 percent female and 40 percent male, 25 to 50 years old and have an average annual income of $15,000 to $45,000 per household. Their ethnic make-up is 30 percent Anglo, 30 percent Afro-American and 40 percent Hispanic. The effective means of communication is direct mail to residences with electronic media used for special events. These customers shop seeking the best value, not necessarily the lowest price, and are influenced by nationally advertised brands. LOT$OFF's business will be heaviest on weekends (Friday through Sunday) and at the beginning of each month.

         PURCHASING

         The vast majority of the hardlines portion of LOT$OFF's inventory will be purchased from a limited number of suppliers in each category, perhaps as few as one or two manufacturers and/or wholesalers, who will provide product and credit for these categories. The remaining 40 percent will be purchased by a team of four to six buyers located in San Antonio, each such buyer being responsible for purchasing $6 million to $12 million of product at retail. Their categories of responsibility include:

                  girls' apparel                  infants' apparel
                  boys' apparel                   ladies' apparel
                  men's apparel                   domestics
                  accessories                     hosiery
                  lingerie

         Softlines will be purchased from approximately 400 different vendors.

         Approximately 30 percent of purchases will be "in-line" product such as greeting cards (sold at a 40 percent discount from everyday pricing), imports, seasonal items and basic commodities, including hosiery and socks. The remaining 70 percent of purchases will be principally from manufacturers' overruns, cancellations by other retailers, refurbished electronics, late in the season product and packaging changes.

         STORE MERCHANDISING

         Store merchandising techniques will include a center core of merchandise as one enters a store, which, when appropriate, will feature a seasonal theme:

                    Easter                        Spring cleaning
                    Mothers' Day                  Summer
                    Back-to-school                Fall
                    Halloween                     Thanksgiving
                    Christmas

         This area will feature products from any category which relate to that season. The rest of the offerings will be presented by category, with hardlines and domestics product presented primarily on gondolas and apparel featured on four ways and round and straight racks. The floor layout will vary based on the size and shape of a store, but a consistent flow from one category to the next will be present in each store. Each store will be stocked based on the specific demographics of each location with input from store management and other store personnel. Each store will be encouraged to communicate directly with buyers and distributors as to their needs and customers' requests.

         GROSS MARGIN

         The average initial markup is planned at 45 percent of retail; markdowns are planned at 5.0 percent of sales (i.e., a targeted gross margin of 42.2 percent before freight costs and shrinkage).

         LOT$OFF CONVERSIONS

         The current schedule for the 17 remaining store conversions is July-October 1997. The incremental cost to convert a store is approximately $20,000 for signage, special advertising and minor painting, touch-up and refixturing; concept maximization would also require an increase in the average inventory per store. The stores are scheduled to go dark for no more than a few days during the conversion process.

MERCHANDISING

         50-OFF stores primarily offer moderately priced, regionally and nationally advertised merchandise, including apparel as well as non-apparel goods. To respond to a sluggish economy for apparel sales, as consumers concentrated more on home decor and improvement purchases, the Company increasingly emphasized the merchandising of non-apparel products, which generally have higher maintained gross margins. As discussed above, with the introduction of the LOT$OFF concept, management is redirecting 50-OFF's retail activities from off-price to close-out retailing. Coincident and consistent with this change is a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel offerings which include cosmetics, housewares and giftware, home furnishings, shelf-stable food products, toys, luggage, footwear, stationery and health and beauty aids. New categories include sporting goods, automotive, greeting cards, jewelry, books, party goods, seasonal, pet supplies and hardware, among others. The Company will continue to maintain a healthy showing of basic family apparel products in LOT$OFF stores. The actual merchandise will fluctuate by category, by season and by store based on consumer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other "bargain hunters," and management is hopeful its implementation will lead to higher initial markups, less promotional pricing, fewer markdowns, less inventory shrinkage, increased store traffic and improved operating results.

         Merchandise in 50-OFF stores, previously ticketed at twice the sales price, is now ticketed "Priced Right at" the price to be paid by customers for their convenience, to avoid confusion at the cash registers and to minimize shrinkage. These prices are based upon a combination of factors which include: the prices paid for such merchandise; the wholesale prices paid by others and traditional markups; manufacturers' suggested retail prices; locally and nationally advertised prices; and comparison shopping by the Company's buyers, distributors and district and store managers.

         In each store, apparel is neatly displayed on modern fixtures. Private, mirrored dressing rooms are provided. Other merchandise, including certain prepackaged apparel items, is conveniently displayed on gondolas or tables within easy reach of customers. New store layouts include a central core for seasonal product presentations, featured items and special promotions. While principally a self-service store operation, the Company strives to make personnel promptly available to customers desiring assistance. Purchases are made at cash registers located at the front of each store, near the entrance and exit doors.

ADVERTISING AND MARKETING

         The Company works closely with its advertising and marketing agency in implementing a program focusing on direct mail and other print advertising. Electronic media will be used for special events only.

         The Company has developed new pricing statements which accentuate the low price image implied by the Company's 50-OFF and LOT$OFF names but strategically avoid any confusion or resistance evoked by the natural questions, "50 percent off what?" The new pricing statements, "Priced Right. In Your Neighborhood" and "Quality Merchandise. Close-out Prices," capitalize on the low price image while highlighting the quality merchandise benefit and convenience. These pricing statements are now being communicated to customers through in-store signs and print media.

PURCHASING

         The Company's buyers purchase goods at substantially lower than regular wholesale prices from manufacturers and other vendors. The following factors contribute to the Company's ability to obtain quality merchandise at reduced wholesale prices:

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

          o    packaging changes by manufacturers;

          o increased availability of imports from the Far East in the form of close-outs and in-stock overruns;

          o utilization of left-over piece goods available after production for traditional department stores;

          o    discontinued goods;

          o ability to commit for categories of merchandise produced specifically for the Company; and

          o ability of the Company to prepay or accept abbreviated credit terms.

         The Company has historically purchased merchandise from more than 1,300 manufacturers and other vendors. No single manufacturer or other vendor supplied a significant percentage of the Company's merchandise during the last fiscal year, or, in the opinion of the Company, was material to its operations. In the future, however, the Company may seek strategic alliance(s) with certain manufacturers and/or other vendors. See "The LOT$OFF Concept - Purchasing," above. Financial creditability and good relationships with manufacturers and other vendors, generally, will be critical to the Company's future operations.

INVENTORY MONITORING

         The Company's computerized management information system, featuring double-bar-code-scanning, point-of-sale cash registers in all of its stores and a computerized perpetual inventory system, permits corporate management to review each store's inventory on a daily basis. This system enables the Company to closely monitor its inventory needs and coordinate its purchase orders.

DISTRIBUTION SYSTEM

         Substantially all of the Company's merchandise is shipped directly from manufacturers or vendors to store locations through a third-party freight consolidation point in San Antonio, Texas (the prior two such points in Dallas, Texas and Atlanta, Georgia were terminated with the recent reduction of stores in operation and the Company's geographic consolidation). This distribution system generally allows merchandise delivery to the Company's stores as quickly as ten days after placing an order and, in addition, gives the Company the flexibility to purchase merchandise for all or a small number of its stores.

STORE OPERATIONS

         Substantially all merchandise decisions with respect to product mix, prices, markdowns and advertising are made by management at the Company's store support center in San Antonio, Texas. The Company has district managers who visit each of the Company's stores on a regular basis to review the implementation of Company policy, monitor operations and review inventories and the presentation of merchandise. Accounting and general financial functions for the Company's stores are also conducted at the store support center.

         Each store has a manager and one or more assistant managers responsible for store sales and profitability, supervision and overall operations. Store managers receive a fixed salary and are eligible for bonuses primarily based on their control of inventory and on their achieving a targeted increase in sales over budgeted amounts.

EMPLOYEES

         The Company has recently completed a major downsizing and at the end of fiscal 1997 was staffed to fit the new 41 store core business group. At May 5, 1996, the Company had 1,134 full time employees (101 corporate management, administrative and clerical personnel, 10 buyers, 56 distribution and transportation personnel and 967 store management and store personnel) and 1,482 part-time store employees. After the substantial cutbacks in personnel and the restructuring of responsibilities to reflect both the reduction in stores and the increased emphasis on cost and expense containment, the Company currently has approximately 413 full time employees (24 corporate management, administrative and clerical personnel, 4 buyers, 3 distribution and transportation personnel and 382 store management and store personnel) and 425 part-time employees. Additional part-time employees are usually hired during the busier Easter/spring, "Back-to-School" and Christmas/holiday selling seasons. None of the Company's employees is represented by a union, and employee relations are considered satisfactory.

COMPETITION

         The Company faces intense competition for customers, for access to quality merchandise and for suitable store locations from regional and national close-out, off-price and discount retail chains, traditional department stores and specialty retailers. Most of the Company's competitors have greater financial and marketing resources than the Company. In addition, in the recent past the Company has experienced more direct price competition from certain department store chains for limited time periods as a result of promotional pricing activity. The Company may face similar periods of intense competition in the future, which could have an adverse effect on its financial results.

GEOGRAPHIC CONCENTRATION OF OPERATIONS

         The Company's stores are located in the South and Southwest, and a substantial number are located in Texas. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the economy of these markets. In the event of adverse economic conditions in these markets, retail spending may decline, resulting in a decrease in the Company's retail sales.

MEXICAN ECONOMIC CONDITIONS

         Although the Company has in recent years significantly reduced its dependence upon border store operations by the reduction of its border presence (to eight stores) and expansion into other markets, the Company's activities were historically dependent to a significant degree upon its stores located in Texas cities along the Mexican border. During fiscal 1996, approximately 12% of the Company's net sales were attributable to the Company's then 13 border stores.

         Mexican peso devaluations and duty-free import restrictions, and the enforcement thereof, have from time to time significantly reduced purchases by Mexican nationals, who constitute a significant portion of the Company's customers in certain of its border locations, and have resulted in decreases in sales during such periods. The Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas 1994, and the Company has experienced a significant drop in sales from border markets ever since. The continuing economic weakness along the border and further erosion of the peso continued to negatively affect sales and operating results in the Company's 13 border stores throughout fiscal 1996; the Company's border stores experienced an approximately $10.2 million (32.0%) drop in sales to $21.8 million for fiscal 1996 compared to $32.0 million for fiscal 1995. With the continued erosion of the value of the peso well into fiscal 1997 and with the current peso value still below its comparable level a year ago, sales in the Company's continuing border stores have continued to suffer. The eight continuing border stores experienced a 34.2% drop in sales in fiscal 1997 (to approximately $10.1 million) as compared to their fiscal 1996 results (approximately $15.4 million); some of the drop, of course, should be attributed to the Company's inability to maintain inventories at appropriate levels due to its liquidity problems. While the Company cannot predict the ultimate effect on future results, continuing weakness in the border economy and negative comparable peso values would have a continuing negative effect on sales and other operating results.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         Historically, 50-OFF's highest net sales and operating income have been experienced during the fourth quarter, which includes the holiday selling season. Any adverse trend in net sales for such period could have a material adverse effect upon the Company's overall profitability and adversely affect its results of operations for an entire fiscal year.

         In additional to seasonality, the Company's results of operations may fluctuate from quarter to quarter as a result of the timing of the store conversions from 50-OFF to LOT$OFF stores, including the level of advertising and pre-opening expenses associated with such conversions, as well as other factors.

FORWARD-LOOKING INFORMATION

         This Form 10-K contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "believe," "expect," "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including those identified herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition to the other risk factors set forth above, among the key factors that may have a direct bearing on the Company's results are competitive practices in the close-out merchandising industry generally and particularly in the Company's targeted market and the ability of the Company to fund its continuing operations in the event of adverse industry or economic conditions.

ITEM 2.  PROPERTIES

         The Company's 41 currently existing and continuing stores (including one annex) are all leased and range in size from 13,000 to 50,000 square feet, with most containing at least 20,000 square feet of selling space. The majority of the Company's stores are located in strip shopping centers or malls. The Company's policy is to locate stores in areas where demographics indicate that its targeted customers have easy access to the location and where the targeted customer base is large enough to support a store.

         The Company opened a total of five stores in fiscal 1995, five stores in fiscal 1996 and one store in fiscal 1997. The Company closed seven stores during fiscal 1995 and 14 stores during fiscal 1996. In fiscal 1997, the Company closed one store prior to the filing under chapter 11 of the Bankruptcy Code and 57 stores after the filing. The Company closed three stores in February 1997.

         During fiscal 1997, the Company incurred and expensed an aggregate of approximately $7,353,000 in fixed rent and a nominal amount of additional percentage rent. Minimum rental commitments (excluding renewal options) under the 41 store plan (including the one annex to remain open) were approximately $4,595,000 ($.34 per square foot per month, before any negotiated rent reductions) for the fiscal year ended January 31, 1997. Minimum rental commitments (excluding renewal options) under leases having a term of more than one year at January 31, 1997 are approximately $3,888,000 for the fiscal year ending January 30, 1998. In addition to its rejection of unproductive leases through the bankruptcy process, the Company plans to downsize some continuing stores and to attempt to renegotiate rental rates on certain remaining leases.

         The following is a list of the 41 stores the Company is currently operating and expects to operate in fiscal 1998 by state and city (total:
1,107,825 square feet; 951,220 square feet selling space).



---------------------------------------------------------------------------------------------------------
LOUISIANA (5)              OKLAHOMA (4)            TEXAS (28)                  TEXAS (CONTINUED)
---------------------------------------------------------------------------------------------------------
Baton Rouge (2)            Lawton *                Amarillo *                  Laredo
---------------------------------------------------------------------------------------------------------
Bossier City               Oklahoma City (3) *     Austin *                    Lubbock *
---------------------------------------------------------------------------------------------------------
New Orleans                                        Brownsville                 McAllen
---------------------------------------------------------------------------------------------------------
Shreveport                 TENNESSEE (1)           Corpus Christi              Midland *
---------------------------------------------------------------------------------------------------------
                           Memphis                 Dallas-Fort Worth (4) *     Pharr
---------------------------------------------------------------------------------------------------------
NEW MEXICO (3)                                     El Paso (2)                 Roma (and annex)
---------------------------------------------------------------------------------------------------------
Albuquerque (3)                                    Harlingen                   San Antonio (6) *
---------------------------------------------------------------------------------------------------------
                                                   Houston (4) *               Waco *
---------------------------------------------------------------------------------------------------------

* LOT$OFF Stores

         In most of the Company's stores, a small portion of selling space is subleased to an unaffiliated party operating shoe departments. Such subleases generally provide for a percentage rent payable to the Company equal to 12% of the net sales of such departments. In certain of the San Antonio, Texas stores, a small portion of selling space is subleased to an unaffiliated party operating jewelry departments at approximately $100 per square foot plus percentage rent (6-7% of sales) over established break points.
The rental income from the subleases is included in the Company's reported net sales figures.

         Typical store leases have primary terms of five to ten years with at least one five-year renewal option. Some leases have provisions that allow the Company, and in a few cases the landlord, to terminate the lease during the primary term based on the Company's store not reaching predetermined sales levels. Most of the Company's leases provide that the landlord will pay for the major portion of leasehold improvements or allow the Company to recover its expenditures for such improvements in the form of reduced rent.

         The Company owns its equipment, furniture and fixtures which are well-maintained and suitable for its present store requirements. The Company sold its store support center in San Antonio, Texas for gross proceeds of $1,440,000 on January 14, 1997 and leased back the reduced portion of the building currently occupied by the downsized corporate staff for approximately $18,000 per month under a full service lease.

         The Company has registered (or has applications pending where indicated with an *) its principal logos, which include the phrases "The 50-OFF," "50-OFF, Why Pay More", "50-OFF Stores, where you save as much as you spend," "LOTSOFF*," "LOT$OFF*" and "50-OFF" as service marks in the principal register with the U.S. Patent and Trademark Office. The "50-OFF" mark is also registered in Mexico.

ITEM 3.  LEGAL PROCEEDINGS

         As was discussed above, among the principal reasons for the Company's having to file for bankruptcy protection was a severe liquidity crisis caused in large part by the breach of certain foreign purchasers of their contractual obligations to purchase in aggregate 1,500,000 shares of the Company's Old Common Stock at $3.65 per share ($5,475,000 in aggregate) in an international (Regulation S) offering by 50-OFF in late fiscal 1995. The Company has filed two lawsuits relating to this matter.

         On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc.
v. Banque Paribas (Suisse), S.A., Betafid, S.A., Yanni Koutsoubos, Andalucian Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis Morris, Howard White, and Morris & Associates, Case No. SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A. ("Paribas"), Betafid S.A., three purchaser entities allegedly controlled by them and certain affiliated individuals in connection with the breach by certain of the defendants of their contractual obligations to purchase an aggregate of 1,500,000 shares of the Company's Old Common Stock at $3.65 per share. The lawsuit also includes securities fraud, promissory estoppel, conspiracy and conversion claims. The conversion claim relates to actions of the defendants in transferring, selling and trading the shares even though the defendants have never paid for such shares. The Company seeks recovery of actual and punitive damages, an injunction against the defendants' transfer of such Stock in violation of the Securities Act, pre- and post-judgment interest, attorneys' fees and such other remedies to which the Company may show itself entitled.

         Dennis Morris and Howard White have answered the complaint with White raising the affirmative defense of contributory negligence. White also served a third party complaint on Chase Manhattan Bank, N.A. 50-OFF has recently joined Chase and Aries Peak, Inc. as additional defendants. Defaults have been entered against Arnass, Andalucian Villas, Brocimast, Betafid and Koutsoubos for failure to appear or answer.

         Paribas moved to dismiss the action for lack of personal jurisdiction, failure to state a claim and for forum non conveniens. The District Court referred all pre-trial matters to U.S. Magistrate Judge John W. Primomo, who denied each of Paribas' motions to dismiss. U.S. District Judge H.F. Garcia has adopted Judge Primomo's rulings in their entirety.

         On March 20, 1997, Paribas answered 50-OFF's complaint asserting a number of affirmative defenses including contributory negligence. Paribas also asserted a counterclaim against 50-OFF for defamation. 50-OFF has moved to dismiss this counterclaim and to strike the affirmative defenses. Judge Primomo has recommended such dismissal and the striking of the affirmative defenses.

         Written discovery has been served on all defendants who have appeared, and depositions have been taken of numerous parties and non-party witnesses. Judge Primomo has required that all discovery of Paribas take place pursuant to the provisions of the Hague Evidence Convention. Paribas recently responded to 50-OFF's request for production and interrogatories. This case is currently set for trial on August 25, 1997.

         On January 9, 1996, the Company filed the second lawsuit [50-OFF Stores, Inc. v. Jefferies & Company, Inc. and Jefferies International, Ltd., Cause No. 96-CI-00349] in Bexar County District Court in San Antonio, Texas against the Company's placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleges that the defendants breached their contracts with the Company, breached their fiduciary duties to the Company and were reckless or grossly negligent in failing to investigate properly the qualifications of the purchasers they introduced to the Company. The Company seeks to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorneys' fees. Both defendants have answered the petition and raised the affirmative defense of contributory negligence. Additionally, Jefferies & Company filed a third party claim against Howard White. Discovery is proceeding. Soon after the Company filed for protection under the Bankruptcy Code, Jefferies and White removed this case to the Court. The United States District Court, however, granted 50-OFF's motion to abstain from hearing the case and remanded the case back to the Bexar County District Court. This case is specially set for jury trial on October 4, 1997. The Bexar County District Court has also ordered the parties to conduct mediation of the case prior to such trial date.

         The Company will continue to prosecute these cases vigorously. The Company believes its claims against these defendants are meritorious. The Company, based upon advice of counsel, believes that it will obtain a favorable judgment against one or more of the defendants referenced in the preceding two lawsuits. The Company intends to vigorously pursue all remedies to collect the sums owing to the Company as per any judgment obtained against one or more of the defendants. Akin, Gump, Strauss, Hauer & Feld, L.L.P., represents the Company in these matters on a contingency fee basis.

         The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which is believed to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         AS INDICATED ABOVE, ALL OLD COMMON STOCK, ALONG WITH CURRENTLY EXISTING OPTIONS AND WARRANTS TO PURCHASE SUCH STOCK WILL BE CANCELED UPON THE EFFECTIVE DATE OF THE PLAN.

         50-OFF's Old Common Stock began trading publicly on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") in July of 1984 and was subsequently added to the NASDAQ National Market in September of 1989. The NASDAQ-NM symbol was "FOFF" until October 15, 1996, when a fifth character "Q" was appended to denote a company operating under bankruptcy proceedings. Furthermore, the NASDAQ Listing Qualifications Panel determined to delete 50-OFF's Old Common Stock from The NASDAQ National Market effective December 31, 1996 due to such stock's failure to meet the bid price and bankruptcy requirements as set forth in NASD Marketplace Rules 4450(a)(5) and 4450(e).

RANGE OF SALE PRICES

         The following table sets forth for the periods indicated the range of high and low closing sale prices for the Old Common Stock as reported on the NASDAQ National Market to December 31, 1996.

                              RANGE OF SALE PRICES

                                                 HIGH     LOW
                                                 ----     ---
For Fiscal Year Ended February 2, 1996:
 Quarter ended May 5, 1995 ...................   $3.00   $1.25
 Quarter ended August 4, 1995 ................     2.5    1.75
 Quarter ended November 3, 1995 ..............    2.25    1.19
 Quarter ended February 2, 1996 ..............    1.94     0.5

For Fiscal Year Ended January 31, 1997:
 Quarter ended May 3, 1996 ...................    1.69    0.94
 Quarter ended August 2, 1996 ................     1.5    0.75
 Quarter ended November 1, 1996 ..............    0.94    0.06
 Period ended December 30, 1996 ..............    0.44    0.16

          The high and low closing sales prices for the period from December 31, 1996 through June 6, 1997 were $0.19 and $0.01, respectively; and the closing prices in the over-the-counter market on March 21, 1997 and June 6, 1997 were $0.08 and $0.03 per share, respectively.

DIVIDENDS

         50-OFF has never paid cash dividends on shares of Old Common Stock. Management presently intends to retain cash for the operation and expansion of 50-OFF's business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company is prohibited from paying dividends on its Common Stock by the terms of its credit facility. See Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein.

RECORD HOLDERS

          As of March 21, 1997, the number of record holders of 50-OFF's 12,200,915 shares of Old Common Stock was 700.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data (dollars in thousands, except per share data) should be read in conjunction with and are qualified in their entirety by the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10K.

                                                                                     FISCAL YEARS ENDED
                                                                -----------------------------------------------------------------
                                                                 JAN. 29,      JAN. 28        FEB. 3,       FEB. 2,      JAN. 31,
                                                                   1993          1994          1995          1996          1997
                                                                ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:                                              (dollars in thousands, except per share data)
Net sales ...................................................   $ 181,035     $ 199,589     $ 201,543     $ 175,023     $ 106,194
Cost of sales (1) ...........................................     120,184       137,784       135,560       118,629        78,560
                                                                ---------     ---------     ---------     ---------     ---------
Gross profit ................................................      60,851        61,805        65,983        56,394        27,634
Selling, advertising, general and
   administrative expenses (2) ..............................      46,029        65,477        63,827        57,377        42,295
Depreciation and amortization ...............................       2,376         3,523         3,779         3,951         3,223
Reorganization items (4) ....................................        --            --            --            --          23,975

Total operating expense  (1 & 2) ............................      53,748        69,722        72,624        60,918        69,493

Interest (Income) expense, net ..............................        (174)          528         1,382         2,255         1,597

Income (Loss) cumulative effect of a change in
  accounting principle and income taxes (1 & 2) .............       7,277        (8,445)       (8,024)       (6,778)      (43,457)
(Provision for) benefit from income tax (3) .................      (2,462)        2,933          --            --            (153)
Income (Loss) before cumulative effect of a change in
  accounting  principle (1, 2 & 3) ..........................   $   4,815     $  (5,512)    $  (8,024)    $  (6,778)    $ (43,610)
Cumulative effect of a change in accounting principle,
  net of income tax benefit (2) .............................        --          (3,404)         --            --            --
Net income (loss) (1, 2 & 3) ................................   $   4,815     $  (8,916)    $  (8,024)    $  (6,778)    $ (43,610)
Fully diluted income (loss) per common share ................   $    0.45     $   (0.86)    $   (0.76)    $   (0.56)    $   (3.57)

PRO FORMA AMOUNTS:  (5)
Net income ..................................................   $   3,275          --            --            --            --
Primary and fully diluted income per share ..................         .30          --            --            --            --

OTHER DATA:
Stores open at beginning of period ..........................          66            98           111           109           100
New stores ..................................................          32            22             5             5             1
Stores closed ...............................................           0             9             7            14            57
Stores open at end of period ................................          98           111           109           100            44
Softlines sales as a percentage of merchandise sales (6) ....        82.7%         80.3%         77.4%         75.8%         69.1%
Hardline sales  as a percentage of merchandise sales (6) ....        17.3%         19.7%         22.6%         24.2%         30.9%
Comparable store sales increase (decrease) from prior
period (7) ..................................................        (1.2)%        (9.5)%         2.6%         (8.7)%       (30.9)%
Softline merchandise gross margin (8) .......................        32.3%         29.2%         31.5%         30.9%         32.2%
Hardline merchandise gross margin (8) .......................        35.0%         34.3%         35.8%         34.7%         34.6%
Total gross margin (6 & 8) ..................................        33.6%         31.0%         32.7%         32.2%         33.0%
Markdowns as a percentage of merchandise sales (6 & 8) ......         5.9%          9.0%          7.1%          7.1%          7.3%
Shrinkage as a percentage of merchandise sales (8) ..........         3.0%          4.1%          3.9%          4.2%         1.86%

BALANCE SHEET DATA:
Working capital .............................................   $  21,471     $  12,909     $   8,503     $  11,094     $   4,073
Total assets ................................................      72,123        67,601        62,676        55,449        19,255

Long-term obligations, excluding current maturities .........       1,364         6,403        14,012        15,102          --

Liabilities subject to compromise ...........................        --            --            --            --          30,251

Stockholders' equity ........................................   $  44,389     $  35,683     $  28,557     $  21,779     $ (21,831)

---------------

(1) Total operating expense amounts indicated for January 29, 1993, January 28, 1994, February 3, 1995, February 2, 1996 and January 31, 1997 include closed store costs (excluding inventory liquidation write-downs of approximately $0, $0, $1,129,000, $0 and $5,415,000, respectively, charged to cost of sales) of approximately $0, $723,000, $5,019,000, ($409,145)
     and $0, respectively.

(2) Effective with the beginning of fiscal 1994, the Company changed its method of accounting for pre-opening store costs to expense such costs as incurred rather than capitalizing such costs and amortizing them over a period of 12 months from the store opening date. Selling, advertising, general and administrative expense amounts indicated for January 28, 1994, February 3, 1995, February 2, 1996 and January 31, 1997 include pre-opening expenses of $3,932,554, $250,864, $309,035 and $66,997, respectively.

(3) In fiscal 1995, 1996 and 1997, no income tax benefit was recorded in accordance with Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes." In fiscal 1997 an income tax provision was recorded to book additional valuation allowance.

(4) Reorganization items include several payroll ($191,000), professional fees ($997,000), loss on disposal of stores ($23,143,000) and gain on sale of building of ($356,000).

(5) The "Pro Forma Amounts" shown above assume the accounting method for pre-opening store costs is applied retroactively.

(6) Merchandise sales are net sales less other revenues, principally layaway fees (no longer applicable, discontinued in fiscal 1997) and rental income from leased shoe departments.

(7) Comparable store date are calculated based on stores which have been open over 24 months.

(8) Total gross margin represents gross profit calculated as a percentage of net sales and has been adjusted to exclude the sale of inventories at 56 closed stores in fiscal 1997. A similar adjustment has been made to markdowns and shrinkage as a percentage of merchandise sales.

         No cash dividends with respect to the Company's Old Common Stock were paid during any of the fiscal periods referred to in the foregoing table.

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


                                                                PERCENTAGE OF NET SALES
                                                     ----------------------------------------------
                                                                   FISCAL YEAR ENDED
                                                     ----------------------------------------------
                                                     JAN. 31, 1997    FEB. 2, 1996     FEB. 3, 1995
                                                     -------------    ------------     ------------
Costs and Expenses:
  Cost of sales ..................................           74.0%            67.8%            67.3%
  Selling, advertising, general and administrative           39.8             32.6             31.5
  Pre-opening store costs ........................           --                 .2               .1
  Depreciation and amortization ..................            3.0              2.2              1.9
  Closed store costs .............................           --                (.2)             2.5
  Reorganization items ...........................          (22.6)            --               --
  Interest (income) expense ......................            1.5              1.3               .7
                                                     ------------     ------------     ------------
Total expenses ...................................          140.9            103.9            104.0
                                                     ------------     ------------     ------------
Loss before income taxes .........................          (40.9)            (3.9)            (4.0)
Provision for income taxes .......................            (.1)            --               --
                                                     ------------     ------------     ------------
Net ..............................................          (41.0)%           (3.9)%           (4.0)%
                                                     ============     ============     ============

                                                                            PERCENTAGE CHANGE
                                                                            -----------------
                                                                  FISCAL YEAR ENDED     FISCAL YEAR ENDED
                                                                  JANUARY 31, 1997      FEBRUARY 2, 1996
                                                                    COMPARED TO            COMPARED TO
                                                                 FISCAL YEAR ENDED      FISCAL YEAR ENDED
                                                                 FEBRUARY 2, 1996        FEBRUARY 3, 1995
                                                                 ----------------        ----------------
Net sales ..................................................             (39.3)%             (13.2)%
Cost of sales ..............................................             (33.8)              (12.5)
Operating Expenses
  Selling, advertising, general and administrative .........             (26.3)              (10.1)
  Depreciation and amortization ............................             (18.4)                4.5
  Closed store costs .......................................               N/A              (108.2)
  Reorganization items .....................................               N/A                 N/A
  Interest income/expense ..................................             (29.2)               63.1
Total operating expenses ...................................              14.1               (16.1)
Loss before income taxes ...................................             541.1               (15.5)
Net loss ...................................................             543.4               (15.5)
Weighted average number of stores ..........................             (20.4)%              (7.0)%

FISCAL YEAR ENDED JANUARY 31, 1997 COMPARED TO FISCAL YEAR ENDED
FEBRUARY 2, 1996

         The net sales decrease of 39.3% for fiscal 1997 compared to fiscal 1996 is attributable to a 20.4% decrease in the weighted average number of stores in operation (from 104.0 stores to 82.8) and a 30.9% decrease in comparable store sales. These decreases were partially offset by increased net sales pertaining to liquidations of inventories at the 50-OFF stores converted to LOT$OFF stores during the fiscal 1997 period (such stores were closed, however, on average, 13 days during the period for remodeling and re-merchandising), the sale to a third party of inventories at 37 stores closed during the period and the beginning of store liquidations at other stores closed.

         Cost of sales as a percentage of net sales increased from 67.8% for fiscal 1996 to 74.0% for fiscal 1997 due primarily to approximately $5,415,000 in write-downs of inventories at stores liquidated (including the inventories sold to a third party at 37 stores closed during the period) and to the store liquidations which began in September. Excluding the write-downs of inventory and the sale to a third party of inventories at 37 closed stores, cost of sales as a percentage of net sales would have been 68.9% for fiscal 1997.

         Selling, advertising, general and administrative expenses increased from 32.6% of net sales for fiscal 1996 to 39.8% of net sales for fiscal 1997. The percentage increase was due to lower sales, offset in part by the cost reductions implemented by management late in the period.

         Depreciation and amortization decreased by 18.4% in fiscal 1997 compared to the prior fiscal year, due to the decreased number of stores in operation.

         Other expense, net, decreased to approximately $1,597,000 in fiscal 1997 compared to approximately $2,255,000 in the prior fiscal year, due primarily to decreased interest expense attributable to decreased borrowings under the Company's line of credit and the Company's discontinuing to accrue interest on certain of its obligations.

         The increase in the Company's loss before income taxes for fiscal 1997 compared to fiscal 1996 is primarily due to the Company's reorganization expenses associated with the bankruptcy filings, lower sales and the write-downs, sales and liquidations of inventories discussed above.

         Income tax benefit related to the losses for fiscal 1997 and 1996 were not recognized because the utilization of such benefit is not assured. Such benefit, if any remaining after the Company's reorganization, is available for recognition in future years.

FISCAL YEAR ENDED FEBRUARY 2, 1996 (52 WEEKS) COMPARED TO FISCAL YEAR ENDED FEBRUARY 3, 1995 (53 WEEKS)

         The net sales decrease of 13.2% for fiscal 1996 compared to fiscal 1995 resulted primarily from (i) the decrease of 7.0% in the weighted average number of stores in operation during fiscal 1996 as compared to fiscal 1995 and
(ii) the devaluation of the Mexican peso and the continued economic weakness along the Texas/Mexico border which negatively affected the Company'sTexas/Mexico border stores. Such stores experienced an approximate $10,200,000 reduction in sales, which accounted for 38% of the fiscal 1996 net sales decrease (comparable store sales excluding the border stores decreased 3.4%)

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company began fiscal 1997 with cash of $341,334. During the fiscal year ended January 31, 1997, the Company decreased borrowings by a net of $6,897,499, generated $6,399,355 from operating activities, used $694,541 for capital expenditures in refurbishing existing stores, opening one store and converting 50-OFF stores to LOT$OFF stores, received net proceeds (before payment of the related mortgage lien) of $1,342,648 from the sale of a building and ended the period with cash on hand of $491,297.

         On May 13, 1996, the Company entered into a $22.5 million revolving credit facility with Foothill Capital Corporation and GBFC, Inc. which provided for a 60.75% advance rate on eligible inventory (63.75%, September 16 - December 15; 55.75%, December 16 - February 28) with interest set at prime plus 1.75% through May 31, 1998. The line of credit was secured by inventory, accounts receivable and other assets. The agreement contained various restrictive covenants, including restrictions on the payment of cash dividends. The agreement also contained minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. On August 8, 1996, the Company was notified that it was in violation of the minimum gross margin (disputed) and the minimum working capital financial covenants and that such breaches constituted events of default under the loan documents. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which individually and together, substantially impacted the Company's financial liquidity and therefore, its ability to acquire and maintain much needed inventory for its stores. The Company was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the changes believed necessary to improve operations and reverse the Company's disappointing operating results without the protections afforded under chapter 11. The Company and its significant subsidiaries filed petitions for relief under chapter 11 in the Bankruptcy Court on October 9, 1996. This facility was paid off in November 1996.

         On November 18, 1996, the Company, with the approval of the Bankruptcy Court, entered into a credit agreement with GECC providing the Company with a line of credit through November 1997 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost; August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield of 30-day commercial paper (currently 5.62%) plus 3%. The line of credit is collateralized by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants. The agreement also contains minimum gross margin, minimum EBITDA, minimum inventory, minimum sales, minimum trade support and maximum capital expenditure financial covenants. The Company has violated certain of these covenants, which GECC is forbearing. As of January 31, 1997, the Company had approximately $5,396,580 outstanding under the credit facility. At May 16, 1997, the Company had approximately $6,974,000 outstanding under the credit facility and had approximately $611,000 available for use.

         The Company believes its operating cash flow, its anticipated Senior Secured Exit Financing, its restructuring of certain other obligations under the Plan, its cash on hand and the anticipated required minimum subscription in the Offering will be adequate to finance its operations, including the costs to convert the remaining 50-OFF stores to LOT$OFF stores through the remainder of fiscal 1998, although there can be assurance that such sources of capital will be sufficient, assuming that such sources of capital are received, obtained and realized. The Offering is intended to strengthen the Company's capital structure by increasing stockholders' equity. Upon the release from escrow on the Effective Date of the Plan, the proceeds from the Offering will be applied immediately to pay down the Company's asset based lending facility which, in turn, will be used, together with cash from operations and any litigation proceeds, for working capital, including the financing of increased inventories for the Company's stores and to finance its exit from bankruptcy, including the costs of the Offering (estimated to require approximately $2.0 million, $780,000 of which will be paid over approximately six months).

BUSINESS OUTLOOK

         The Company opened LOT$OFF stores at 50-OFF's existing locations in Oklahoma (4), the Dallas Metroplex (4) and San Antonio (6), on July 26, August 1 and September 27, 1996, respectively. Early operating results for the 14 converted LOT$OFF stores were encouraging, in spite of difficulties in maintaining inventories due to serious cash shortages, and initially surpassed the results of the remaining 50-OFF stores. During its operation in bankruptcy, the Company has generally allocated its available resources evenly among all continuing store locations. As of March 27, 1997, the Company was continuing to operate 41 50-OFF and LOT$OFF stores in New Mexico (3), Texas (28), Oklahoma
(4), Louisiana (5) and Memphis, Tennessee (1). The Company plans to proceed with the conversion of those 50-OFF stores it elects to continue to operate to LOT$OFF stores. On March 20, 1997, the Company opened LOT$OFF stores at its existing locations in Amarillo, Austin, Corpus Christi, Lubbock, Midland and Waco, Texas, and it has subsequently converted its four existing locations in Houston, Texas.

         Through the Plan, the Company is restructuring its obligations and capitalization in order to strengthen its financial position so management can more fully implement its business plan and improve the Company's operating performance. As discussed herein, management has developed and is implementing a business strategy which seeks to achieve higher gross margins and a return to profitability; the key elements of this strategy, which included the geographic consolidation of the chain and the liquidation and closing of under-performing stores or stores located outside of a reduced market area with appropriate reductions in field and corporate overhead and staffing, are converting the continuing 50-OFF stores to LOT$OFF stores, more close-out buying, higher initial mark-ups, less promotional pricing, new "hardlines" categories, elimination of certain "softline" categories subject to high markdowns and inventory shrinkage, extensive programs to control shrinkage generally and a reduced expense structure.

         The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, the final results of the Offering, the need to successfully complete negotiations of a post-confirmation credit facility and ultimately comply with its terms, covenants and conditions, the degree of success in reversing the Company's recent business trends (increasing sales and operating profit) and the ability to alleviate trade credit concerns and restore merchandise flow to adequate levels. While management believes that the recent and planned closings of stores and the implementation of expense cuts commensurate with the downsizing of the total stores in operation (from 101 to 41 stores) facilitates its efforts to improve the Company's operating performance and that the recapitalization to be implemented upon the consummation of its Plan of Reorganization should strengthen its financial position and alleviate concerns of credit and merchandise suppliers, no assurance can be given that the Company will be successful in its continuing efforts to reverse recent business trends which have continued through May 1997 and return to profitability. The anticipated judgment and receipt of proceeds from the Company's lawsuits related to certain parties' breaches of contractual obligations as well as certain other violations related to the Company's November 1994 Regulation S offering would further strengthen the Company's financial position. If the Company's plans to improve operations post-confirmation are not successful, management will consider, among other alternatives, strategic and/or financial alliances with third parties (including wholesalers or manufacturers) and the merger, sale or liquidation of all or a part of the Company.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS

         The executive and other significant officers of the Company are shown below with a summary of their backgrounds:

     o Charles J. Fuhrmann II (52): President, Chief Executive Officer, Chief Financial Officer and Director. Has served as President, Chief Executive Officer and Chief Financial Officer since May 1996 and as a Director of the Company since October 1994. Since May 1991, has been a private investor and independent, strategic and financial consultant to private and public companies, including the Company since October 1994. From 1978 through May 1991, was Managing Director, Investment Banking and Vice President of Merrill Lynch & Co., Inc., New York City, New York.

     o Doug Sims (48): Vice-President - Operations. Has served as Vice-President - Loss Prevention and Internal Audit since March 1994 and served as Director of Loss Prevention since June 1990. Self-employed in polygraph/investigations for numerous retail corporations from July 1980 to June 1990. Filed for a divorce related personal bankruptcy under Chapter 13 in 1995.

     o Loretta Marino-Ortiz (31): Vice-President - Merchandise. Has served as Vice-President - Merchandise since May 1997. Served as General Merchandise Manager for Remington Retail Division from January 1993 and, from 1980 to 1993, served principally as Buyer for Job Lot Pushcart. Has over 16 years of retail experience, primarily in close-out buying and general merchandising capacities.

     o Thomas H. Lazenby II (37): Vice-President - Marketing. Has served as Vice-President - Merchandise/Advertising Coordinator since May 1997. Served as Vice-President - Operations for UETA Inc./Duty Free International from September 1995 and Regional Vice-President from February 1995 and, from 1987 to 1995, served principally as Store Manager for Dillard's Department Stores. Has over 14 years of retail experience.

     o James G. Scogin (35): Vice-President - Chief Accounting Officer, Controller and Assistant Secretary. Has served as Vice-President - Chief Accounting Officer, Controller and Assistant Secretary since May 1996, served as Controller-Chief Accounting Officer since February 1995 and served as Controller since June 1992. A Certified Public Accountant, was employed by Deloitte & Touche LLP from August 1985 to June 1992.

     o Roy E. Springer (48): Vice-President - Human Resources. Has served as Vice-President - Human Resources since July 1993 and Director of Human Resources since 1989. Served as District Store Manager of the Company from 1988 until 1989. Held various multi-unit management positions for other retail organizations for 10 years prior to joining the Company.

DIRECTORS

         The Board of Directors of the Company, currently two members including Mr. Fuhrmann, will be expanded on the Effective Date to add more retail and general business expertise. See "Directors of the Reorganized Company," below. The current Director in addition to Mr. Fuhrmann is Cecil Schenker (54), who has served as a Director since July 1991 and previously from October 1983 until July 1986. Mr. Schenker is a corporate securities attorney and the managing partner of the San Antonio, Texas office of the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. of which he has been a partner, through his professional corporation, for more than 10 years. Akin, Gump, Strauss, Hauer & Feld, L.L.P. has regularly performed legal services for the Company. Mr. Schenker also serves as a Director of Taco Cabana, Inc. (a Mexican patio cafe chain).

         Effective May 7, 1996 and July 8, 1996, Charles M. Siegel and Richard Sherman, respectively, resigned as Directors; and Joseph Lehrman and James M. Raines resigned as Directors on May 28, 1997.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each Director and executive officer of the Company and each person who owns more than 10% of the Company's common stock to file by specific dates with the SEC initial reports of change in ownership of common stock. Such officers, Directors and stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report in this report any failure of its Directors, executive officers and 10% stockholders to file by the relevant due date any of these reports during the Company's fiscal year. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all
Section 16(a) filing requirements applicable to such officers, Directors and stockholders were complied with for the fiscal year ended January 31, 1997, except as to James M. Raines, a former Director, whose Form 4 report was filed late.

OFFICERS OF THE REORGANIZED COMPANY

         The current officers of 50-OFF will remain the officers of Reorganized 50-OFF. Such officers' salaries will be set by the Board of Directors of Reorganized 50-OFF.

DIRECTORS OF THE REORGANIZED COMPANY

         The initial Board of Directors of Reorganized 50-OFF will consist of five Initial Directors, selected prior to the commencement of the Confirmation Hearing by the existing Chief Executive Officer of 50-OFF and upon consultation with the existing Board and the General Unsecured Creditors Committee (the "Committee"). The Chief Executive Officer of Reorganized 50-OFF will serve as an Initial Director on the Effective Date of the Plan. Such initial Board of Directors will be appointed pursuant to the Confirmation Order and Section 303 of the Delaware General Corporation Law as if unanimously approved by the Board of Directors and stockholders, and the initial Board of Directors will be authorized to take such actions as may be necessary to fully consummate the Plan. The initial Board of Directors will commence serving on the Effective Date of the Plan.

         The names and brief biographical information for each of the anticipated Reorganized 50-OFF's post-Effective Date Directors (the "Initial Directors") are as follows:

     o Charles J. Fuhrmann II -- Will serve as Initial Director and Chairman of Reorganized 50-OFF. See "Officers," above.

     o Sheryle J. Bolton -- Will serve as Initial Director of Reorganized 50-OFF. Has been Chief Executive Officer of Scientific Learning Corporation (CD/ROM and Net-based training programs for people with language impairments) since November 1996. Served as President, Chief Operating Officer and a Director of Physicians' Online, Inc. (proprietary online service for professionals) from January 1994 to July 1996. Associated with Rockefeller & Co., Inc. (global investment management firm) from 1990-1993 with responsibility for all institutional client services and marketing. Serves as a Director or trustee of several Scudder, Stevens & Clark, Inc. managed funds.

     o Cecil Schenker -- Will serve as Initial Director of Reorganized 50-OFF. See "Directors," above.

     o William B. Snow -- Will serve as Initial Director of Reorganized 50-OFF. Has been Vice Chairman of Movie Gallery, Inc. (video specialty retailer) since 1994. Served as Executive Vice President and Director of Consolidated Stores Corporation (closeout specialty retailer) from 1985 until his retirement in 1994. Serves as Director of Homeland Stores, Inc. and DePaul University.

     o M. David White -- Will serve as Initial Director of Reorganized 50-OFF. Has been Vice-President--Finance of Boston Chicken, Inc. (multi-unit specialty food retailer) since December 1994. Served as Director, Investment Banking and Vice-President of Merrill Lynch & Co., Inc., Houston, Texas from 1986 through December 1994.

         The Initial Directors will serve at the pleasure of the stockholders, and new Directors may be elected at the first annual meeting of stockholders to occur after the Effective Date of the Plan. The subsequent tenure and manner of selection of Directors will be as provided in the charter and bylaws of Reorganized 50-OFF. To provide continuity of management for some period after confirmation of the Plan, the initial Board of Directors for Reorganized 50-OFF will call the first annual meeting of stockholders no sooner than twelve months after the Effective Date unless an earlier meeting is determined to be called by such Board.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning the compensation earned during the Company's last three fiscal years by the Company's Chief Executive Officer, the only executive officer earning compensation in excess of $100,000 in fiscal 1997, and the Company's former Chief Executive Officer who resigned in May 1996 (the "named executive officers").

-----------------------------------------------------------------------------------------------------------------------
                                                Annual compensation        Long-Term Compensation
                                                ------------------- ------------------------------------
                                                                           Awards            Payouts
                                                                    --------------------  --------------
                                                                                            Long-Term
                                                                  Restricted  Securities    Incentive
                                                                     stock    Underlying       Plan        All other
        Name and Principal            Fiscal      Salary    Bonus   award(s)    Options      payouts     compensation
             Position                  Year        ($)       ($)       ($)        (#)          ($)          ($) (1)
-----------------------------------------------------------------------------------------------------------------------
Charles J. Fuhrmann II  President      1997     156,460       -         -        400,000        -              -
CEO and CFO                            1996         -         -         -          -            -              -
                                       1995         -         -         -          -            -              -

Charles M. Siegel Chairman,            1997      82,118(2)    -         -         50,000        -              -
President                              1996     203,846       -         -         50,000        -              -
and CEO                                1995     250,000       -         -          -            -             308
-----------------------------------------------------------------------------------------------------------------------


(1) Represents company matching contributions under the Company's Profit Sharing Plan and Trust.

(2)  Represents partial year compensation.

     Perquisites and other personal benefits did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for any named executive officer.

         In May 1996, Charles M. Siegel resigned from his positions as President, Chief Executive Officer and a Director of the Company. The Company had an amended employment agreement (the "Agreement") with Charles Siegel, which expired on June 15, 1996. Upon Mr. Siegel's resignation from his positions as President and Chief Executive Officer, the Agreement was terminated and a severance agreement was entered into with Mr. Siegel who received $50,000 severance immediately and severance pay of $250,000 payable in equal monthly payments over a two year period; $229,000 of such severance pay is included in liabilities subject to compromise. In May 1996, Charles J. Fuhrmann II became President, Chief Executive and Financial Officer of the Company. The Company does not have an employment agreement with Mr. Fuhrmann, but Mr. Fuhrmann receives a base salary of $200,000 and was granted on May 20, 1996, 400,000 options exercisable at $1.00 per share, of which 100,000 options were exercisable immediately, with the remaining 300,000 options exercisable, in whole or in part, upon the Company's achieving certain minimum net income requirements or achieving certain valuations upon any change of control of the Company; all such options will be canceled on the Effective Date of the Plan.

COMPENSATION OF DIRECTORS

         Each outside Director received $750 per Board meeting attended (and $500 per telephone meeting in excess of two hours duration). In addition, each outside Director received $750 per meeting for services as members of, or $1,000 per meeting for chairing, the Audit and Compensation Committees. Outside members of the Executive Committee received $1,000 per meeting attended, the Chairman $1,500, (and $500 per telephone meeting in excess of two hours duration). Each outside Director also received stock option grants. See "Stock Option Plan," below.

         As compensation for their services, each Initial Director will receive $1,000 per meeting attended (a minimum of four per year are expected) and reimbursement of expenses associated with such attendance. Telephonic meeting participation lasting over an hour will be compensated for at $500. In addition, each initial Director will be granted 5-year options to buy 5,000 shares of new Common Stock, effective on the Effective Date and exercisable after 90 days after the Effective Date at $1.67 per share. See "Employee and Director Options," below, for information regarding a new Option Plan. In the future, 5-year options to buy 5,000 shares of new Common Stock at then fair market value will be granted to Directors upon appointment or election (or re-election) to the Board of Directors. Outside Directors may receive additional compensation for consulting services as approved by a majority of the Board of Directors.

STOCK OPTION PLAN

         Upon the Effective Date of the Company's Plan, the Company's Stock Option Plan described below will be deemed terminated and all outstanding options will be deemed canceled and of no further force, effect or value. See "Employee and Director Options," below, for information regarding a new Option Plan.

         Under the Company's old Stock Option Plan (the "Option Plan"), stock options to purchase up to 3,000,000 shares of Old Common Stock could be granted to full-time employees, outside Directors, advisors and outside consultants of the Company. The Company's Compensation Committee set the specific terms and conditions of options granted under the Option Plan and administered the Option Plan.

         Employees of the Company were eligible to receive either incentive stock options or non-qualified stock options or a combination of both, as the Compensation Committee determined. Non-employee participants could be granted only non-qualified stock options.

         In accordance with the terms of the Option Plan, outside Directors received initial grants upon election or appointment and additional grants following five years of service. Such options became exercisable in five equal annual installments commencing with the first anniversary following the date of grant. The exercise price of the options was equal to 100% of the fair market value of a share of Old Common Stock on the date of grant.

         As of January 31, 1997, stock options covering an aggregate of 1,417,436 shares of Old Common Stock were outstanding with a weighted average exercise price of $3.27 per share and 1,043,564 additional shares were available for issuance upon exercise of options which could be granted in the future. As of May 30, 1997, stock options covering an aggregate of 812,254 shares of Old Common Stock were outstanding with a weighted average exercise price of $1.99 per share and 1,648,746 additional shares were available for issuance upon exercise of options which may be granted in the future.

         The Company repriced employee stock options (excluding executive officer, Director, advisor and outside consultant options), at $4.125 per share effective December 5, 1994.

         OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning options granted to the named executive officers during the Company's fiscal year ended January 31, 1997:

------------------------- ------------------------------------------------------------------------------------------------
                                        Option Grants in Fiscal 1996
------------------------- -------------- ---------------- -------- ----------------- -------------------------------------
                                                                                        Potential realizable value at
                            Number of      % of Total                                           assumed annual
                           Securities        Options                                  rates of stock price appreciation
                           Underlying      Granted to     Exercise                                for option
                             Options        Employees      Price      Expiration                   term (3)
          Name             Granted (#)   in Fiscal 1996   ($/sh)         Date        -------------------------------------
                                               (2)                                       5%                 10%
------------------------- -------------- ---------------- -------- ----------------- ----------- -------------------------
Charles  J. Fuhrmann  II     400,000           48%         $1.00       5-15-06        252,000            636,000
Charles M. Siegel             50,000            6%         $1.38       4-12-01         14,000             42,000


(1) In fiscal 1997, options for an aggregate 662,084 were granted to executive officers as a group; and options for an aggregate 171,668 shares were granted to employees and outside consultants, other than executive officers, as a group.

(2) The dollar amounts under these columns use the 5% and 10% rates of appreciation prescribed by the SEC. The 5% rate of appreciation would result in per share prices of $1.63 and $1.76, respectively. The 10% rate of appreciation would result in per share prices of $2.22 and $2.59, respectively. This presentation is not intended to forecast possible future appreciation of the Company's Old Common Stock.

         FISCAL YEAR END OPTION VALUES

         The following table sets forth certain information concerning the value of unexercised options held by the named executive officers at January 31, 1997 (no options were exercised by such officers during the fiscal year ended on such date):


---------------------------- -------------------------------- ------------------------------
                                  Number of Securities            Value of Unexercised
                                  Underlying Unexercised              In-the-Money
                                  Options at FY-End (#)         Options at FY-End ($) (1)
                             --------------- ---------------- ------------------------------
           Name               Exercisable     Unexercisable   Exercisable    Unexercisable
---------------------------- --------------- ---------------- ------------- ----------------
Charles J. Fuhrmann II          165,000          345,000                $0               $0
Charles M. Siegel               100,000             -                   $0               $0

(1) Values stated are based on the closing price of the Company's Old Common Stock as reported in the over-the-counter market on January 31, 1997 (under $0.10) and equal the aggregate amount by which the market value of the option shares exceeds the exercise price of such options at the end of the fiscal year (nil).

EMPLOYEE AND DIRECTOR OPTIONS

         Pursuant to the Plan, 5-year options for 400,000 shares of the authorized shares of Reorganized 50-OFF Common Stock will be granted to the Company's officers under the Reorganized 50-OFF Stock Option Plan, including 200,000 such options to be granted to Mr. Fuhrmann. Such options will be granted on the Effective Date and will be exercisable after 90 days after the Effective Date at $1.67 per share. Pursuant to the Plan, options for an additional 25,000 shares will be granted to Initial Directors (5,000 per Initial Director), including Mr. Fuhrmann, on terms similar to those discussed above.

         Reorganized 50-OFF may grant options to acquire up to an additional 375,000 shares of Reorganized 50-OFF Common Stock (approximately 5% of the fully diluted shares of Reorganized 50-OFF Common Stock authorized and/or reserved for issuance on the Effective Date) to officers, including executive officers, and other key employees and Directors (limited to 5,000/year/individual Director, see "Compensation of Directors," above) pursuant to the terms of the Reorganized 50-OFF Stock Option Plan, which Stock Option Plan will expire on the fifth anniversary of the Effective Date. The terms and conditions of the additional options, if any, related to such shares shall be determined by the post-confirmation Board of Directors of Reorganized 50-OFF or a committee thereof; provided however, that any such initial determination shall be made only after at least 90 days after the Effective Date. The Reorganized 50-OFF Stock Option Plan shall become effective on the Effective Date without the necessity for further corporate action by the Board of Directors of Reorganized 50-OFF or the holders of Reorganized 50-OFF Common Stock pursuant to the Confirmation Order and Section 303 of the Delaware General Corporation Law.

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

         Participating employees may choose among alternative investment vehicles (Company Stock is not an option). Distributions may be made prior to normal retirement age upon showing of hardship. The annual benefits payable upon retirement at normal retirement age cannot be estimated due to the number of variables which operate under the Profit Sharing Plan. The Company made aggregate contributions of $33,575 to the Profit Sharing Plan during fiscal 1995. The Company did not make any contributions during fiscal 1996 or fiscal 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal periods prior to August 1988, and again since February 1991, the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. has regularly performed legal services as counsel to the Company. Cecil Schenker, a Director of the Company and a member of the Company's Compensation Committee, is the sole shareholder of Cecil Schenker, P.C., a partner with Akin, Gump, Strauss, Hauer & Feld, L.L.P. The Company believes that the ability of Mr. Schenker to make fair compensation decisions has not been and will not be compromised by this relationship.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, the beneficial ownership (as defined by the rules of the SEC) of the Old Common Stock as of May 30, 1997 by each person known by the Company to be a beneficial owner of more than 5%, all Directors, the named executive officers, and all Directors and executive officers as a group.

                                             Number of Shares         Percent of
         Name                               Beneficially Owned        Class (1)
-------------------------------------       ------------------        ---------
Charles J. Fuhrmann II                          170,000 (2)              1.4%
Charles M. Siegel                               100,000 (2)               (3)
Cecil Schenker                                      0                     (3)
All executive officers and Directors
  as a group (8 persons)                        356,645                  2.8%

(1) This calculation is the quotient of: (a) the number of shares of Old Common Stock currently beneficially owned by the named individual or group, plus the number of shares of Old Common Stock, if any, for which options held by such person or group are currently exercisable or become exercisable within 60 days of May 30, 1997; divided by (b) the total number of shares of Old Common Stock outstanding and the number of shares of Old Common Stock, if any, for which options held by such group are currently exercisable or become exercisable within 60 days of May 30, 1997 (12,557,560 shares).

(2) Includes 165,000 shares in the case of Mr. Fuhrmann and 100,000 shares in the case of Mr. Siegel which are issuable pursuant to presently exercisable options (or those exercisable within 60 days of May 30, 1997). Excludes 345,000 shares, in the case of Mr. Fuhrmann, which are issuable pursuant to options which are not currently exercisable or exercisable within 60 days of May 30, 1997.

(3)  Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company had two store leases in force during fiscal 1995 and three store leases in force during fiscal 1996 with Spigel Properties, the owner of which was a Director through September 1995. The Company paid an aggregate of approximately $136,000 and $124,000 in minimum rent and approximately $14,000 and $27,000 in percentage rental for these locations during fiscal 1995 and 1996, respectively.

         The investment firm of James M. Raines & Company, the owner of which was a Director through May 1997, performed consulting services for a fee in connection with the Company's Regulation S offering conducted during the fiscal 1995.

         Charles J. Fuhrmann II, a Director, performed certain financial and strategic advisory services for the Company during fiscal 1996 and 1997 and was compensated $127,500 and $31,250, respectively, for such services. On May 7, 1996, Mr. Fuhrmann was appointed President, Chief Executive and Financial Officer of the Company.

         See "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation," above.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (A) The following documents are being filed as part of this annual report on Form 10-K:

     1. Consolidated financial statements and independent auditors' report for 50-OFF Stores, Inc. and subsidiaries:

          Independent auditors' report.

          Consolidated balance sheets - January 31, 1997 and February 2, 1996.

          Consolidated statements of operations - years ended January 31, 1997, February 2, 1996 and February 3, 1995.

          Consolidated statements of changes in stockholders' equity - years ended January 31, 1997, February 2, 1996 and February 3, 1995.

          Consolidated statements of cash flows - years ended January 31, 1997, February 2, 1996 and February 3, 1995.

          Notes to consolidated financial statements.

     2.   Consolidated financial statement schedules:

          Schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     2.1 Disclosure Statement, including Joint Plan of Reorganization, as amended. (F)

     3.   Exhibits:

     3.1  Certificate of Incorporation. (A)

     3.2  Restated Certificate of Incorporation. *(F)

     3.3  Bylaws. (A)

     3.4  Amended and Restated Bylaws. *(F)

     4.1  Certificate of Designation for Series A Preferred Stock. *(F)

     4.2  Certificate of Designation for Series B Preferred Stock. *(F)

     10.1 Old Stock Option Plan. (A)

     10.2 New Stock Option Plan. *(F)

     10.3 Loan with General Electric Capital Corporation (F)

     10.4 Note and Security Documents with General Electric Capital Corporation. (F)

     10.5 Certificate of Corporate Resolution Adopting the Company 401K Profit Sharing Plan and Trust. (B)

     18.  Change in Accounting Principles. (D)

     21.  Subsidiaries of the Registrant. (C)

     25. Power of attorney of directors appointing Charles J. Fuhrmann II and James G. Scogin attorneys-in-fact appear after signature page in this report on Form 10-K.

     27.  Financial Data Schedule (H)

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

     (F) Contained in exhibits to Registration Statement No. 333-25061 on Form S-1 filed with the Securities and Exchange Commission on April 11, 1997.

     (G) Contained in exhibits to Amendment No. 1 to Registration Statement No. 333-25061 on Form S-1 filed with the Securities and Exchange Commission on June 11, 1997.

     (H)  Filed herewith.

     *    To be effective on effective Date of the Plan of Reorganization.

 (B) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED:

                                        50-OFF STORES, INC.


                                        BY:  /s/ CHARLES J. FUHRMANN II
                                             ----------------------------------
                                             CHARLES J. FUHRMANN II, PRESIDENT,
                                             CHIEF EXECUTIVE AND
                                             FINANCIAL OFFICER


                                        BY:  /s/ JAMES G. SCOGIN
                                             ----------------------------------
                                             JAMES G. SCOGIN, VICE PRESIDENT,
                                             CONTROLLER, CHIEF ACCOUNTING
                                             OFFICER AND ASSISTANT SECRETARY


                                             DATE:  JUNE 13, 1997

                               POWER OF ATTORNEY

         THE UNDERSIGNED DIRECTORS AND OFFICERS OF 50-OFF STORES, INC. HEREBY CONSTITUTE AND APPOINT CHARLES J. FUHRMANN II AND JAMES G. SCOGIN OUR TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, TO EXECUTE IN OUR NAME AND BEHALF IN THE CAPACITIES INDICATED BELOW THE ANNUAL REPORT ON FORM 10-K FOR 50-OFF STORES, INC. AND ANY AMENDMENTS THERETO WITH THE SECURITIES AND EXCHANGE COMMISSION AND HEREBY RATIFY AND CONFIRM ALL SUCH ATTORNEYS-IN-FACT AND AGENTS SHALL LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, AND IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                       TITLE                        DATE
         ---------                       -----                        ----

/s/ CHARLES J. FUHRMANN II      PRESIDENT, CHIEF EXECUTIVE        JUNE 13, 1997
----------------------------    AND FINANCIAL OFFICER AND
    CHARLES J. FUHRMANN II              DIRECTOR


/s/ JAMES G. SCOGIN             VICE PRESIDENT, CONTROLLER,       JUNE 13, 1997
----------------------------    CHIEF ACCOUNTING OFFICER
    JAMES G. SCOGIN             AND ASSISTANT SECRETARY


/S/ CECIL SCHENKER                     DIRECTOR                   JUNE 13, 1997
----------------------------
    CECIL SCHENKER

                      50-OFF STORES, INC. AND SUBSIDIARIES
                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                                                          PAGE
Independent Auditors' Report .......................................................................          F-2
Consolidated Balance Sheets - January 31, 1997 and February 2, 1996 ................................          F-3
Consolidated Statements of Operations - Years ended
     January 31, 1997, February 2, 1996 and February 3, 1995 .......................................          F-4
Consolidated Statements of Changes in Stockholders' (Deficit) Equity - Years
     ended January 31, 1997, February 2, 1996 and February 3, 1995 .................................          F-5
Consolidated Statements of Cash Flows - Years ended
     January 31, 1997, February 2, 1996 and February 3, 1995 .......................................     F-6; F-7
Notes to Consolidated Financial Statements .........................................................   F-8 - F-19


Schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
50-OFF Stores, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of 50-OFF Stores, Inc. and subsidiaries (Debtor in Possession) as of January 31, 1997 and February 2, 1996, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 50-OFF Stores, Inc. and subsidiaries as of January 31, 1997 and February 2, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's need to increase sales and ultimately to attain profitable operations, the need to successfully complete negotiation of a post-confirmation credit facility and ultimately comply with its terms, covenants and conditions; and the need to complete the offering of the shares by the Company pursuant to its plan of reorganization which is required in order for the Company to emerge from bankruptcy raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
San Antonio, Texas
June 9, 1997

                     50-OFF STORES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                                          JANUARY 31,           FEBRUARY 2,
                                                                             1997                   1996
                                                                        ------------           ------------
CURRENT ASSETS:
Cash and cash equivalents ....................................          $    491,297           $    341,334
Cash in escrow ...............................................               330,000                   --
Accounts receivable ..........................................               717,852              1,129,604
Merchandise inventories ......................................            12,974,958             27,753,965
Prepaid and other current assets .............................               393,526                437,226
                                                                        ------------           ------------
   Total current assets ......................................            14,907,633             29,662,129
                                                                        ------------           ------------

PROPERTY AND EQUIPMENT-NET ...................................             3,988,760             24,888,222

OTHER ASSETS .................................................               358,343                899,126
                                                                        ------------           ------------
   TOTAL ASSETS ..............................................          $ 19,254,736           $ 55,449,477
                                                                        ============           ============

                LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Credit Facility ..............................................          $  5,396,580           $       --
Accounts payable-trade .......................................             1,381,708              8,595,246
Accounts payable-other .......................................             2,032,512              4,238,123
Accrued expenses and other current liabilities ...............             1,757,468              3,280,093
Current portion of closed store costs ........................                  --                1,168,213
Current portion of long-term debt ............................               266,667              1,286,372
                                                                        ------------           ------------
   Total current liabilities .................................            10,834,935             18,568,047
                                                                        ------------           ------------

CREDIT FACILITY, refinanced ..................................                  --               11,218,051

LONG-TERM DEBT, less current portion .........................                  --                3,884,515

LIABILITIES SUBJECT TO COMPROMISE ............................            30,250,544                   --

COMMITMENTS AND CONTINGENCIES (Note 2, 4, 5, 8 and 10)

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $1.00 par value, 5,000,000 shares authorized,
   no shares issued and outstanding ..........................                  --                     --
Common stock, $.01 par value, 20,000,000 shares authorized,
   12,200,915 at January 31, 1997 and February 2, 1996 .......               122,009                122,009
Additional paid-in-capital ...................................            36,022,264             36,022,264
Subscription receivable ......................................            (3,991,050)            (3,991,050)
Accumulated deficit ..........................................           (53,983,966)           (10,374,359)
                                                                        ------------           ------------
   Total stockholders' (deficit) equity ......................           (21,830,743)            21,778,864
                                                                        ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY .........          $ 19,254,736           $ 55,449,477
                                                                        ============           ============


          See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                YEAR ENDED               YEAR ENDED                YEAR ENDED
                                                JANUARY 31,              FEBRUARY 2,               FEBRUARY 3,
                                                   1997                    1996                       1995
                                              --------------           --------------           --------------
NET SALES ..........................          $  106,193,561           $  175,022,949           $  201,543,133
COST OF SALES ......................              78,560,029              118,628,507              135,559,833
                                              --------------           --------------           --------------
GROSS PROFIT .......................              27,633,532               56,394,442               65,983,300
                                              --------------           --------------           --------------

OPERATING EXPENSES:
   SELLING, ADVERTISING, GENERAL AND
   ADMINISTRATIVE ..................              42,295,234               57,376,682               63,827,264
   DEPRECIATION AND AMORTIZATION ...               3,223,122                3,950,680                3,779,082
   CLOSED STORE COSTS ..............                    --                   (409,145)               5,018,593
                                              --------------           --------------           --------------

REORGANIZATION ITEMS:
    Severance payroll ..............                 191,385                     --                       --
    Professional fees ..............                 996,841                     --                       --
    Loss on disposal of stores .....              23,142,473                     --                       --
    Gain on sale of building .......                (356,144)                    --                       --
                                              --------------           --------------           --------------
                                                  23,974,555                     --                       --
                                              --------------           --------------           --------------

TOTAL OPERATING EXPENSES ...........              69,492,911               60,918,217               72,624,939
                                              --------------           --------------           --------------

OPERATING LOSS .....................             (41,859,379)              (4,523,775)              (6,641,639)

OTHER EXPENSE (INCOME):
   INTEREST INCOME .................                 (74,270)                (111,616)                (136,280)
   INTEREST EXPENSE ................               1,671,624                2,366,269                1,518,697
                                              --------------           --------------           --------------
TOTAL OTHER EXPENSE (INCOME) .......               1,597,354                2,254,653                1,382,417
                                              --------------           --------------           --------------

LOSS BEFORE INCOME TAXES ...........             (43,456,733)              (6,778,428)              (8,024,056)
                                              --------------           --------------           --------------

PROVISION FOR INCOME TAXES .........                 152,874                     --                       --
                                              --------------           --------------           --------------

NET LOSS ...........................          $  (43,609,607)          $   (6,778,428)          $   (8,024,056)
                                              ==============           ==============           ==============

LOSS PER COMMON SHARE ..............          $        (3.57)          $         (.56)          $         (.76)
                                              ==============           ==============           ==============





          See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY






                                                 COMMON STOCK                                            RETAINED
                                        -------------------------------  ADDITIONAL                      EARNINGS
                                            NUMBER                        PAID-IN       SUBSCRIPTION    (ACCUMULATED
                                           OF SHARES        AMOUNT        CAPITAL        RECEIVABLE      DEFICIT)          TOTAL
                                        -------------------------------------------------------------------------------------------


BALANCE:  January 28, 1994 ............     10,370,915        103,709   $ 31,150,955                      4,428,125    $ 35,682,789
Net proceeds from issuance
  of common stock for:
   Exercise of stock options ..........          7,500             75         37,960                                         38,035
   1,810,000 share offering ...........      1,810,000         18,100      4,833,474                                      4,851,574
   Subscription for 1,500,000 shares...                                                $ (3,991,050)                     (3,991,050)

Net loss ..............................                                                                  (8,024,056)     (8,024,056)
                                          ------------   ------------   ------------    -----------    ------------    ------------

BALANCE:  February 3, 1995 ............     12,188,415        121,884     36,022,389     (3,991,050)     (3,595,931      28,557,292
Other .................................         12,500            125           (125)
Net loss ..............................                                                                  (6,778,428)     (6,778,428)
                                          ------------   ------------   ------------    -----------    ------------    ------------

BALANCE:  February 2, 1996 ............     12,200,915        122,009     36,022,264     (3,991,050)    (10,374,359)     21,778,864

Net loss ..............................                                                                 (43,609,607)    (43,609,607)
                                          ------------   ------------   ------------    -----------    ------------    ------------
BALANCE: January 31, 1997 .............     12,200,915   $    122,009   $ 36,022,264    $(3,991,050)   $(53,983,966)   $(21,830,743)
                                          ============   ============   ============    ===========    ============    ============



















          See accompanying notes to consolidated financial statements.

                      50-OFF STORES, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                                   JANUARY 31,            FEBRUARY 2,            FEBRUARY 3,
                                                                      1997                  1996                    1995
                                                                  ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...............................................          $(43,609,607)          $ (6,778,428)          $ (8,024,056)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ....................             3,223,122              3,950,680              3,779,082
      Closed store charge ..............................                  --                     --                4,942,194
      Loss on disposition of fixed assets ..............                  --                  187,032                654,311
      Loss on disposal of stores .......................            23,063,554                   --                     --
      Non-cash interest expense on long-term debt ......               117,981                   --                     --

Changes in assets and liabilities:
  Accounts receivables .................................               411,752                515,699              1,342,026
  Merchandise inventories ..............................            14,779,007              3,925,773             (1,050,890)
  Prepaid and other current assets .....................                43,700                280,335                 56,371
  Other assets .........................................               221,559                337,150                337,170
  Accounts payable-trade ...............................             8,675,907             (1,416,566)            (5,208,013)
  Accounts payable-other ...............................             2,010,344               (657,910)              (794,383)
  Deferred federal income taxes ........................               152,874                   --                  549,000
  Closed store costs ...................................            (1,168,213)            (1,566,981)                  --
  Accrued expenses and other current liabilities .......            (1,522,625)               132,414               (254,557)
                                                                  ------------           ------------           ------------
Net provided by (cash used) in operating activities ....             6,399,355             (1,090,802)            (3,671,745)
                                                                  ------------           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of building .......................             1,342,648                   --                     --
  Capital expenditures .................................              (694,541)            (3,691,561)            (3,436,475)
                                                                  ------------           ------------           ------------
Net cash provided by (used in) investing activities ....               648,107             (3,691,561)            (3,436,475)
                                                                  ------------           ------------           ------------











          See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                             YEAR ENDED              YEAR ENDED             YEAR ENDED
                                                             JANUARY 31,             FEBRUARY 2,            FEBRUARY 3,
                                                                 1997                   1996                   1995
                                                             ------------           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Net (payments) proceeds from credit facility .............   (5,821,471)             4,263,026              6,945,025
  Payments on long-term debt ...............................     (746,028)            (1,202,005)            (1,223,276)
  Cash in escrow ...........................................     (330,000)                  --                     --
  Net proceeds from the issuance of common stock ...........         --                     --                  898,559
                                                             ------------           ------------           ------------

Net cash (used in) provided by financing activities ........   (6,897,499)             3,061,021              6,620,308
                                                             ------------           ------------           ------------

  Increase (decrease) in cash and cash equivalents .........      149,963             (1,721,342)              (487,912)
  Cash and cash equivalents at beginning of year ...........      341,334              2,062,676              2,550,588
                                                             ------------           ------------           ------------
  Cash and cash equivalents at end of year ................. $    491,297           $    341,334           $  2,062,676
                                                             ============           ============           ============

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid/received during the period for:
  Interest paid ............................................ $  1,553,643           $  2,034,339           $  1,407,788
  Income tax refund received ...............................         --                     --                1,658,134

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCIAL ACTIVITIES:

Subscription receivable for 1,500,000 shares
  of common stock ..........................................         --                     --             $  3,991,050






          See accompanying notes to consolidated financial statements.

                     50-OFF STORES, INC. AND SUBSIDIARIES
                            (DEBTOR-IN-POSSESSION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

         The financial statements include the accounts of 50-OFF Stores, Inc. and its wholly-owned subsidiaries (50-OFF or the Company). All significant intercompany balances and transactions have been eliminated.

         Operations

         The Company operates a chain of close-out retail stores located in 5 states in the southern and southwestern United States that carry a broad mix of merchandise targeted at value-conscious, lower to moderate income customers and other "bargain hunters."

         Reorganization

         On October 9, 1996 (the "Petition Date"), the Company filed a petition (the "Filing") for relief under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). The filing was precipitated by the notification from the Company's asset based lender that it was in violation of the minimum gross margin (disputed) and the minimum working capital financial covenants of its credit agreement and that such breaches constituted events of default under the loan documents. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted the Company's financial liquidity and, therefore, its ability to acquire and maintain much needed inventory for its stores. The Company was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the charges believed necessary to improve operations and reverse the Company's disappointing operating results without the protections afforded under the Bankruptcy Code. The Company will continue to manage its affairs and operate its business under Chapter 11 as debtor in possession while the plan of reorganization is formulated. Through the reorganization under Chapter 11, management intends to implement the Company's plan to restructure the operations and capitalization of the Company in order to strengthen the Company's financial position and operating performance.

         Consistent with the Chapter 11 proceedings, the accompanying financial statements have been prepared on a going concern basis assuming the realization of assets and liquidation of liabilities in the ordinary course of business. However, under Chapter 11, actions to enforce certain claims against the Company are stayed if such claims arose, or are based on events that occurred, before the Petition Date. The terms of the ultimate settlement of these liabilities is determined based on the plan of reorganization approved by the Bankruptcy Court. Such liabilities in existence at October 9, 1996 are reflected as Liabilities Subject To Compromise in the January 31, 1997 consolidated balance sheet. Additional liabilities subject to settlement may arise subsequent to the Petition Date, as a result of claims filed by parties affected by the Company's rejection of executory contracts, including leases, and from the Bankruptcy Court's fixing of allowed claims for contingencies and other disputed amounts. The procedures used to determine the amount of any additional liabilities have not been completed. Additional liabilities may arise as the Chapter 11 proceeding continues.

         In November 1996, the Company obtained a debtor in possession credit facility with borrowings up to $15 million from General Electric Capital Corporation ("GECC"). This facility is for a term of one year and is collateralized primarily by inventory (see Note 5).

         On February 12, 1997, the Bankruptcy Court entered an order to extend the time for the Company to assume or reject unexpired store leases. The order provides that the time for which the Company must assume or reject its store leases is extended to April 14, 1997. Other deadlines were provided for treatment of specific leases where the landlord objected to the extension period.

         A plan of reorganization ("the Plan" or "Plan of Reorganization") was filed on February 26, 1997, amended on March 27, 1997 and confirmed by the Bankruptcy Court on June 3, 1997 (see Note 2).

         Fiscal Year

         The Company's fiscal year is a fifty-two or fifty-three week period ending on the Friday nearest to January 31. Fiscal years 1997 and 1996 were comprised of fifty-two weeks and fiscal year 1995 was comprised of fifty-three weeks.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

         In January 1997, the Company sold its corporate headquarters. An order issued by the Bankruptcy Court escrowed $330,000 to pay the outstanding principal, accrued interest and attorneys fees. In February 1997, approximately $301,000 was paid to satisfy the debt (see Note 5).

         Pre-opening Store Costs

         Pre-opening store costs, which are included in selling, advertising, general and administrative, are charged to income within the fiscal year in which they are incurred.

         Inventory Valuation

         Merchandise inventories are valued at the lower of cost (first-in, first-out) or market, using the retail inventory method. Merchandise inventories consist entirely of finished goods.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed on the straight-line method at rates based upon the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the economic life of the improvements or the respective terms of the lease. Gains and losses upon retirement or disposal of fixed assets are recognized currently. In connection with Chapter 11 Filing, the Company recorded as a reorganization expense the write-down to fair value, as determined by the Company's lender based on the value of certain assets liquidated by the lender and on the Company's, the lender's and an independent party's strategic review, certain equipment and leasehold improvements (see Note 6).

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

         Loss Per Common Share

         Loss per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding. Fully diluted loss per common share is not presented as it is not materially different than the calculation of primary loss per common share.

                                1997               1996               1995
                             ----------         ----------         ----------
Weighted average shares....  12,200,915         12,200,915         10,539,089


         In February 1997, Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128") was issued. SFAS No. 128, which establishes standards for computing and presenting earnings per share, is effective for the fiscal year ending after December 15, 1997 and when adopted will require restatement of earnings per share presented in prior periods. Early adoption is not permitted. The Company believes that the adoption of SFAS No. 128 will not materially impact its financial condition or results of operations.

         Fair Value of Financial Instruments

         The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values due to the short-term maturity of these instruments. The book value of the Company's debt instruments is considered to approximate their fair value, based on current market rates and conditions. Certain debt in statements classified as Liabilities Subject to Compromise (see Note 4) may be subject to future adjustments by the Bankruptcy Court.

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

         Stock Based Compensation

         The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of Statements of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation," (SFAS No. 123) as included in Note 11.

         Reclassifications

         Certain reclassifications have been made to the fiscal 1996 and 1995 consolidated financial statements to conform to the fiscal 1997 consolidated financial statement presentation.

NOTE 2 - PLAN OF REORGANIZATION AND MANAGEMENT PLANS

         The Plan provides for the cancellation of all non-priority unsecured indebtedness of the Company. The Company estimates such cancellation will cause the elimination of over $25 million of unsecured debt and $3 million of secured debt which will be converted to unsecured debt from the Company's balance sheet. Each holder of an allowed general unsecured claim will, in cancellation of its claim, receive a pro rata share of the Company's Series B Preferred Stock. Certain obligations of the Company to such holders of Series B Preferred Stock will be secured by two liens against potential net lawsuit proceeds from significant litigation being prosecuted by the Company. As net proceeds (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of Series B Preferred Stock will receive (i) Series A Conversion Rights, which provide for the conversion of Series B Preferred Stock to Series A Preferred Stock, until net proceeds reach $3,991,050 and (ii) Series A Preferred Stock for net proceeds in excess of $3,991,050 (provided that "excess" net proceeds, as defined in the Plan, will be paid in cash). The receipt of Series A Conversion Rights, Series A Preferred Stock and/or cash by holders of Series B Preferred Stock will result in a proportionate release of the liens.

         By issuing such Series B Preferred Stock to general unsecured creditors, such creditors are essentially receiving the value of the Company's litigation which was pending prepetition.

         Finally, the Plan provides for the recapitalization of the Company through cash generally raised from the Company's existing common stockholders and others. Specifically, the Plan provides for the issuance to existing common stockholders of rights to purchase units, consisting of 20 shares of Series A Preferred Stock and 20 shares of new Common Stock ("a Unit"), with a minimum purchase amount of $3,050,000. The cumulative dividend rate on the Series A Preferred Stock is 5.5%. At confirmation, the Company announced it had received subscriptions for 44,736 ($4,473,600) units through May 30, 1997, and the required minimum would be met.

         Contemporaneously with filing the Plan, the Company filed a related disclosure statement ("the Disclosure Statement") setting forth more detailed information regarding the Company and the Plan. Under applicable Bankruptcy Court rules and procedures, a hearing was scheduled by the Court to review and approve the Disclosure Statement which was approved March 20, 1997. Upon approval of the Disclosure Statement, the Plan and Disclosure Statement were furnished to creditors and stockholders and votes in support of the Plan were solicited. The Plan was approved by both creditors and stockholders. An order confirming the Plan was entered on June 3, 1997. Approximately ten days subsequent to confirmation, the Plan will become effective. It is presently anticipated that the Effective Date of the Plan will be on June 16, 1997.

         Management has been redirecting 50-OFF's retail activities from 50-OFF's off-price retailing concept to LOT$OFF's close-out retailing concept. Coincident and consistent with this change has been a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories to the Company's historical non-apparel offerings which include cosmetics, housewares and giftware, home furnishings, shelf-stable food products, toys, luggage, footwear, stationery and health and beauty aids. New categories include sporting goods, automotive, greeting cards, jewelry, books, party goods, seasonal, pet supplies and hardware, among others. The Company will continue to maintain a healthy showing of basic family apparel products in the LOT$OFF stores. The actual merchandise mix will fluctuate by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandise concept is designed to appeal to value-conscious shoppers and other "bargain hunters," and management is hopeful its continued implementation will lead to higher initial mark-ups, less promotional pricing, fewer markdowns, less inventory shrinkage, increased store traffic and improved operating results.

         The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, the need to complete the offering of shares pursuant to the Plan, the need to successfully complete negotiations of a post-confirmation credit facility and ultimately comply with its terms, covenants and conditions, uncertainty regarding the eventual outcome of the Chapter 11 Cases, the degree of success in reversing the Company's recent business trends (by increasing sales and operating profits) and the ability to alleviate trade credit concerns and restore merchandise flow to adequate levels. While management believes that the recent closings of stores and the implementation of expense cuts commensurate with the downsizing of the total stores in operation (from 101 to 41 stores) facilitates its efforts to improve the Company's operating performance and that the recapitalization to be implemented on the effective date of its Plan of Reorganization should strengthen its financial position and alleviate concerns of credit and merchandise suppliers, no assurance can be given that the Company will be successful in its continuing efforts to reverse recent business trends which have continued through May 1997 and return to profitability.
The anticipated judgment and receipt of proceeds from the Company's lawsuits related to certain parties breach of contractual obligations as well as certain other violations related to the Company's November
1994 Regulation S offering (see Note 10) should further strengthen its financial position. If the Company's plans to improve operations are not successful, management will consider, among other alternatives, strategic and/or financial alliances with third parties (including wholesalers or manufacturers) and the merger, sale or liquidation of all or a part of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                 JANUARY 31,    FEBRUARY 2,
                                                    1997            1996
                                               ------------    ------------
Land .......................................   $       --      $    226,608
Building ...................................           --           752,231
Store equipment, furniture and fixtures ....      1,184,242      26,692,653
Leasehold improvements .....................      5,930,742      12,255,958
Other ......................................        160,657       1,936,223
                                               ------------    ------------
                                                  7,275,641      41,863,673
Less:  accumulated depreciation ............     (3,286,881)    (16,975,451)
                                               ------------    ------------
                                               $  3,988,760    $ 24,888,222
                                               ============    ============


NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE

         The principal categories of claims reclassified in the consolidated balance sheet as of January 31, 1997 and included in liabilities subject to compromise are as follows:


Secured debt, 8.5%, collateralized by furniture,
  fixtures and equipment ...................................   $  4,190,881
Secured debt, capital leases, collateralized by signs ......         80,763
Trade and other miscellaneous claims
  including costs of lease rejections ......................     25,978,900
                                                               ------------
                                                               $ 30,250,544
                                                               ============

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

NOTE 5 - CREDIT FACILITY AND LONG-TERM DEBT

         Credit Facility:

         On November 18, 1996, the Company, with the approval of the Bankruptcy Court, entered into a credit agreement with GECC providing the Company with a line of credit through November 1997 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield on 30-day commercial paper (5.95% as of January 31, 1997) plus 3%. The line of credit is collateralized by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants. The agreement also contains minimum gross margin, minimum EBITDA, minimum inventory, minimum sales, minimum trade support and maximum capital expenditure financial covenants. On February 25, 1997 and April 2, 1997, the Company was notified that it was in violation of not receiving net proceeds of $1,000,000 (received $998,000) from the sale of its headquarters building and the following financial covenants regarding minimum (a) EBITDA, (covenant $400,000, actual ($484,000)) (b) net sales (covenant $15,900,000, actual $12,609,000) (c) inventory balances (covenant $16,000,000, actual $13,504,000) and (d) accounts payable (covenant $2,000,000, actual $1,940,000). The violations constituted events of default under the loan documents. GECC waived the default on net proceeds from sale of headquarters building and is forbearing from exercising any remedies in connection with such financial defaults. At January 31, 1997, the Company had approximately $5,397,000 outstanding under the credit facility and had approximately $1,225,000 available for use. At May 16, 1997, the Company had approximately $6,974,000 outstanding under the credit facility and had approximately $611,000 available for use.

         On May 13, 1996, the Company entered into a credit facility with two financial corporations providing the Company with a line of credit through May 1998 of up to $22,500,000, including letters of credit. Borrowings under the line were limited to a borrowing base equal to the lessor of, (i) eligible inventory at cost: December 16 to February 28, 55.75%, March 1 to September 15, 60.75% and September 16 to December 15, 63.75% or (ii) eligible inventory at retail: December 16 to February 28, 33.45%, March 1 to September 15, 37.25% and September 16 to December 15, 39.0%. Interest under the line was charged on funds borrowed at the First National Bank of Boston's base rate plus 1.75% and there was a monthly administrative fee of $12,000 and an annual facility fee of 1.5% ($337,500). The line of credit was secured by inventory, accounts receivable and other assets. In addition, the Company issued the lenders a three year warrant to purchase 400,000 shares of Common Stock at $2.50 per share. The agreement contained various restrictive covenants, including minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. On August 8, 1996, the Company was notified that it was in violation of the minimum gross margin and the minimum working capital financial covenants and that such breaches constituted events of default under the loan documents. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing. This facility was paid off in November 1996 after the Company's bankruptcy filing.

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

         The Company had total borrowings of $80,196,626, $51,713,410 and $66,772,292 and repayments of $86,018,097, $47,450,384 and $59,827,267 for fiscal years 1997, 1996, and 1995, respectively, under its lines of credit.

         Long-Term Debt:

         The long-term debts that will be settled as part of the Plan have been classified as "Liabilities Subject to Compromise" (see Note 4) for the year ending January 31, 1997. In February 1997, the Company received authorization from the Bankruptcy Court to pay the promissory note secured by land and building. Due to the uncertain duration of the Chapter 11 proceeding, no current maturities have been reflected for the year ending January 31, 1997. The Company's bankruptcy filing resulted in events of default for all pre-petition loan agreements.

Long-term debt consists of the following:

                                                                  JANUARY 31,     FEBRUARY 2,
                                                                    1997             1996
                                                                ------------     ------------
Borrowings under promissory notes collateralized by
 furniture, fixtures and equipment ........................     $       --       $  4,754,220
Borrowings under promissory note collateralized by land and
 building .................................................          266,667     $    416,677
Less:  Current portion ....................................          266,667        1,286,372
                                                                ------------     ------------
                                                                $       --       $  3,884,515
                                                                ============     ============

         In fiscal 1993 the Company borrowed $1,000,000 from a financial institution. The promissory note provides for outstanding principal to be paid in monthly installments of $16,666 until January 29, 1998. Interest is charged at a rate of 7.02%. The note is collateralized by a deed of trust on the land and building used for the corporate offices. In February 1997, with the approval of the Bankruptcy Court, $301,000 was paid to satisfy the outstanding principal, accrued interest and attorneys fees.

         In February 1996 and with the support of its vendors, 50-OFF implemented a payment plan with respect to its $8,447,000 of unsecured trade payables as of February 26, 1996. Under the plan, such payables were to be paid in full within a two year period. Approximately $4,681,000 of such payables remained outstanding at January 31, 1997 and are included in "Liabilities Subject To Compromise" (see Note 4) as trade and other miscellaneous claims.

         In April 1996, the Company restructured its $4,000,000 and $2,775,000 long term borrowings with an affiliate of an insurance company into one promissory note for approximately $4,645,000. The promissory note provides for monthly installments (including principal and interest) of $94,638 until March 2001. Interest is charged at a rate of 8.50%. The note is secured by the Company's furniture and fixtures. Approximately $4,191,000 of such note remained outstanding at January 31, 1997 and is included in "Liabilities Subject To Compromise" (see Note 4).

NOTE 6 - CLOSED STORE COSTS

         During the third quarter of fiscal 1997, in connection with the Company's planned Chapter 11 Filing, the Company liquidated inventory at 37 stores in non-strategic markets through an arrangement with an affiliate of its then lender. The Company received approximately $5,162,000 representing approximately 45% of the retail value of the inventory on hand at the 37 stores. During the second quarter, the Company recorded to cost of sales inventory liquidation markdowns of $2,218,000. Additionally, the Company recorded reorganization items expense related to fix asset write-offs of $12,570,000. During the third quarter of fiscal 1997, the Company recorded reorganization items expense of approximately $3,956,000 for liabilities associated with estimated monthly lease payments and $467,000 of other store closing costs associated with the 37 stores.

         After a further review, the Company closed an additional 18 stores during the fourth quarter of fiscal 1997. Additionally, the Company recorded reorganization items expense for liabilities associated with estimated monthly lease payments of approximately $1,592,000; other store closing costs of approximately $266,000 and related goodwill of approximately $155,000 associated with the 18 stores. The Company also recorded to reorganization items expense fixed asset write-downs of approximately $4,776,000 for the 18 closed stores as well as an impairment of the fixed assets for the remaining stores and corporate offices of the Company.

         Subsequent to fiscal 1997, the Company closed 3 stores plus the clearance center. In connection with these closures, the Company recorded inventory liquidation markdowns of $302,000 during the fourth quarter of fiscal 1997. Additionally, the Company recorded to reorganization items expenses associated with estimated monthly lease payments of approximately $321,000 and other store closing costs of approximately $334,000 associated with the 3 stores and the clearance center.

         The 60 stores and the clearance center closed in fiscal 1997 and fiscal 1998 contributed approximately $45,455,000; $86,632,000 and $92,971,000 of net sales and $11,534,000 and $273,000 of operating losses and $3,169,000 of operating income during fiscal 1997, 1996 and 1995, respectively, to the Company's operations.

         The Company's store consolidation program closed seven stores in fiscal 1995 and 14 stores during fiscal 1996. The store closings involved exiting certain smaller markets which proved unable to support a store and certain other markets in which it would have been cost prohibitive to open the number of stores required to effectively develop such markets' potential.

         The amount of the closing costs associated with the stores closed in fiscal 1996, was approximately $4,942,000 of which approximately $835,000 pertained to inventory liquidation write-downs charged to cost of sales and approximately $1,372,000 associated with fixed asset write-downs and was expensed in fiscal 1995 as part of a formal plan to complete the store consolidation program. The Company has recorded approximately $1,168,000 of liabilities associated with estimated monthly lease payments and other store closing costs at February 2, 1996. During fiscal 1996, the Company undertook negotiations with the lessors of 12 of the stores closed in fiscal 1996 and successfully completed early buyouts of the remaining lease obligations for 11 stores, resulting in a credit to closed store costs of $409,000 during the fourth quarter of fiscal 1996. During fiscal 1997, the Company completed its negotiations and executed terminations on the remaining obligations from the store consolidation program plus negotiated other buyouts and recorded income to reorganization items of approximately $1,295,000.

NOTE 7 - INCOME TAXES

The benefit from (provision for) income taxes consists of the following:


                                                        YEAR ENDED      YEAR ENDED        YEAR ENDED
                                                        JANUARY 31,    FEBRUARY 2,        FEBRUARY 3,
                                                          1997             1996              1995
                                                     --------------   --------------    --------------
Federal:
 Current .........................................             --               --      $     (547,000)
 Deferred ........................................             --               --             547,000
 Net operating loss carryforwards ................             --               --                --
State:
 Current .........................................             --     $     (100,000)             --
 Deferred ........................................   $     (153,000)         100,000              --
 Net operating loss carryforwards ................             --               --                --
                                                     --------------   --------------    --------------

                                                     $     (153,000)  $         --      $         --
                                                     ==============   ==============    ==============


Temporary differences which gave rise to deferred tax assets and liabilities are as follows:


                                                   YEAR ENDED             YEAR ENDED             YEAR ENDED
                                                JANUARY 31, 1997       FEBRUARY 2, 1996       FEBRUARY 3, 1995
                                                ----------------       ----------------       ----------------
  Deferred tax assets:
  Net operating loss carryforwards .........   $   19,269,000    $    6,448,000    $    2,801,000
  AMT and other credit carryforwards .......          515,000           515,000           507,000
  Merchandise inventories ..................          150,000            45,000           377,000
   Lease obligations .......................        2,149,000           455,000         1,034,000
   Property and equipment ..................   $      974,000              --                --
   Other ...................................          152,000             7,000            49,000
                                               --------------    --------------    --------------
                                                   23,209,000         7,470,000         4,768,000
Deferred tax liabilities:
  Property and equipment ...................             --          (1,536,000)       (1,422,000)

Net deferred tax assets before
    valuation allowance ....................       23,209,000         5,934,000         3,346,000
Valuation allowance ........................      (23,209,000)       (5,781,000)       (3,093,000)
                                               --------------    --------------    --------------
Net deferred tax assets ....................   $         --      $      153,000    $      253,000
                                               ==============    ==============    ==============


         As of January 31, 1997, the Company had federal tax net operating loss carryforwards of approximately $48,032,000 expiring through 2012, alternative minimum tax credit carryforwards of approximately $337,000 which are available to offset regular federal income taxes in the future until fully utilized, and targeted jobs credit carryforwards of approximately $178,000 expiring in 2006 through 2009. As a result of the bankruptcy proceedings and related Plan of Reorganization, the net operating loss (NOL) carryforwards, tax credit carryforwards and other tax attributes of the Company may be significantly reduced as a result of debt forgiveness income in accordance with section 108(b) of the Internal Revenue Code (IRC). In addition, IRC section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year testing period. Under the plan of reorganization, the ownership of the Company may change by more than fifty percent. Accordingly, to the extent NOL and tax credit carryforwards remain after reduction under IRC section 108(b), the ability to utilize such remaining NOL and tax credit carryforwards may be significantly restricted.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Company leases the store facilities, its headquarters and the distribution warehouse used in its operations under operating leases. Most leases contain escalation clauses for real estate taxes, renewal options ranging from five to ten years and required additional payments based on percentages of sales (contingent rentals). Approximate future minimum lease payments (excluding renewal options) under leases having a remaining non-cancelable term in excess of 12 months as of January 31, 1997 are as follows:

       YEAR ENDING
       -----------
            1998 ............................... $3,888,000
            1999 ............................... $3,882,000
            2000 ............................... $3,637,000
            2001 ............................... $3,338,000
            2002 ............................... $2,715,000
            2003 and subsequent................. $7,920,000

Actual rental expense, including contingent rentals, was as follows:

   Year Ended February 3, 1995.................. $10,762,000
   Year Ended February 2, 1996.................. $ 9,743,000
   Year Ended January 31, 1997.................. $ 7,353,000

         Under the relevant provisions of the Bankruptcy Code, the Company can reject executory contracts, including leases. In conjunction with the Company's restructuring process, a review was performed of all lease obligations. Rejection of a lease gives the right to assert a claim against the Company. Through January 31, 1997, the Company had rejected 57 leases. Two leases were subsequently rejected in February 1997. The amounts of the related claims are included in the loss on disposal of stores of approximately $5,869,000 in the accompanying consolidated statements of income.

         Contingent rentals represented approximately 4% in the year ended February 3, 1995, 2% in the year ended February 2, 1996 and 0% in the year ended January 31, 1997 of actual rent expense.

         The Company is party to certain legal proceedings arising in the ordinary course of business, none of which are believed to be material (see
Note 10).

NOTE 9 - RELATED PARTY TRANSACTIONS

         The Company had three store leases in force during fiscal 1996 and two store leases in force during fiscal 1995 with Spigel Properties, the owner of which was a director of the Company through September 1995. The Company paid an aggregate of approximately $136,000 and $124,000 in minimum rental and approximately $27,000 and $14,000 in percentage rental for these locations during fiscal 1995 and 1996, respectively.

         The law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. has regularly performed legal services as counsel to the Company. Cecil Schenker, a director of the Company, is the sole shareholder of Cecil Schenker, P.C., a partner with Akin, Gump, Strauss, Hauer & Feld, L.L.P.

        The investment firm of James M. Raines & Company, the owner of which is a director of the Company, performed consulting services in connection with the Company's Regulation S offering in fiscal 1995.

         Charles J. Fuhrmann II, a director of the Company, has performed certain financial and strategic advisory services for the Company and was compensated $127,500 and $31,250 during fiscal 1996 and 1997, respectively. In May 1996, Mr. Fuhrmann was appointed President, Chief Executive and Financial Officer of the Company.

NOTE 10 - COMMON STOCK

         In November 1994, the Company received subscriptions for approximately 1,810,000 shares of Common Stock in a Regulation S offering to qualified investors. The Company received net proceeds of approximately $861,000 from the purchase of 310,000 shares and has purchase agreements for 1,500,000 shares for which proceeds have not been received.

         On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc.
v. Banque Paribas (Suisse), S.A., Betafid, S.A., Yanni Koutsoubos, Andalucian Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis Morris, Howard White, and Morris & Associates, Case No. SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A., Betafid S.A., three purchaser entities allegedly controlled by them and certain affiliated individuals in connection with the breach by certain of the defendants of their contractual obligations to purchase an aggregate of 1,500,000 shares of the Company's common stock at $3.65 per share. The lawsuit also includes securities fraud, promissory estoppel, conspiracy and conversion claims. The conversion claim relates to actions of the defendants in transferring, selling and trading the shares even though the defendants have never paid for such shares. The Company seeks recovery of actual and punitive damages, an injunction against the defendants' transfer of such stock in violation of the Securities Act, pre- and post-judgment interest, attorneys' fees and such other remedies to which the Company may show itself entitled.

         Dennis Morris and Howard White have answered the complaint with White raising the affirmative defense of contributory negligence. White also served a third party complaint on Chase Manhattan Bank, N.A. 50-OFF has recently joined Chase and Aries Peak, Inc. as additional defendants. Defaults have been entered against Arnass, Andalucian Villas, Brocimast, Betafid and Koutsoubos for failure to appear or answer.

         Banque Paribas (Suisse) ("Paribas") moved to dismiss the action for lack of personal jurisdiction, failure to state a claim and for forum non conveniens. The District Court referred all pre-trial matters to U.S. Magistrate Judge John W. Primomo, who denied each of Paribas' motions to dismiss. U.S. District Judge H.F. Garcia has adopted Judge Primomo's rulings in their entirety.

         On March 20, 1997, Paribas answered 50-OFF's complaint asserting a number of affirmative defenses, including contributory negligence. Paribas also asserted a counterclaim against 50-OFF for defamation. 50-OFF has moved to dismiss this counterclaim and strike Paribas' affirmative defenses. Judge Primomo has recommended such dismissal and the striking of affirmative defenses.

         Written discovery has been served on all defendants who have appeared, and depositions have been taken of numerous parties and non-party witnesses. Judge Primomo has required that all discovery of Paribas take place pursuant to the provisions of the Hague Evidence Convention. Paribas recently responded to 50-OFF's requests for production and interrogatories. This matter is currently set for trial on August 25, 1997.

         On January 9, 1996, the Company filed another lawsuit [50-OFF Stores, Inc. v. Jefferies & Company, Inc. and Jefferies International, Ltd., Cause No. 96-CI-00349] in Bexar County District Court in San Antonio, Texas against the Company's placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleges that the defendants breached their contracts with the Company, breached their fiduciary duties to the Company and were reckless or grossly negligent in failing to investigate properly the qualifications of the purchasers they introduced to the Company. The Company seeks to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorneys' fees. Both defendants have answered the petition and raised the affirmative defense of contributory negligence. Additionally, Jefferies & Company filed a cross-claim against Howard White. Discovery is proceeding. Soon after the Company filed for protection under the Bankruptcy Code, Jefferies and White removed this case to the Bankruptcy Court. The United States District Court granted 50-OFF's motion to abstain from hearing the case and remanded the case back to the Bexar County District Court. This matter has been specially set for jury trial on October 4, 1997. The Bexar County District Court also ordered the parties to conduct mediation of the case prior to such trial date.

         The Company will continue to prosecute these cases vigorously. The Company, based upon advice of counsel, believes that it will obtain a favorable judgment against one or more of the defendants referenced in the preceding two lawsuits. Until the matter has been resolved, the Company will treat the 1,500,000 shares of Common Stock as outstanding with no proceeds recognized from their sale. The related subscription receivable recorded in the accompanying consolidated balance sheet is based upon a share price of $2.94, the closing price of the Company's Common Stock on January 12, 1995 and the date the stock was removed from escrow.

NOTE 11 -  STOCK OPTION PLAN

         Under the Company's Stock Option Plan, as amended (the "Option Plan"), stock options may be granted to full-time employees, outside directors, advisors and outside consultants of the Company for the purchase of up to a maximum of 3,000,000 shares of common stock. Options (either incentive or nonqualified options) may be granted for a term not to exceed ten years (primarily three to five years) and generally become exercisable after one year. The exercise price of all incentive stock options must be at least equal to the fair market value of the common stock on the date of grant, or 110% of such fair market value with respect to any optionee who is more than a 10% stockholder of the Company's shares. Any nonqualified stock option issued pursuant to the Option Plan must be at an exercise price equal to at least 85% of the fair market value of the Company's common stock on the date of grant. Shares of unissued common stock reserved for the Option Plan totals 2,461,000 at January 31, 1997.

         The following table summarizes certain information regarding stock options granted under the Plan:

                                             OPTIONS OUTSTANDING
                                             -------------------
 Balances at January 28, 1994                        1,170,895
  Granted                                              273,250
  Exercised                                             (7,500)
  Canceled                                            (110,085)
                                                    ----------
Balances at February 3, 1995                         1,326,560
  Granted                                              247,015
  Canceled                                            (418,950)
                                                    ----------

 Balances at February 2, 1996                        1,154,615
  Granted                                              833,752
  Canceled                                            (514,116)
                                                    ----------

 Balances at January 31, 1997                        1,464,261
                                                    ==========

         Options exercisable were 1,220,959, 926,175 and 689,385 at January 31, 1997, February 2, 1996 and February 3, 1995, respectively.

         Options outstanding at January 31, 1997 have a weighted-average remaining contractual life of 4.2 years with exercise prices ranging from $.94 to $1.56. Options exercisable at January 31, 1997 have a weighted-average remaining contractual life of 4.2 years with exercise prices ranging from $1.00 to $12.75.

         The weighted average exercise price for options outstanding at January 31, 1997 was $3.72.

         The Company applies APB No. 25 and related interpretations in accounting for its Plan. Accordingly no compensation expense has been recognized for stock option transactions discussed above.

         Compensation cost for option awards (granted after January 29, 1994) in accordance with SFAS No. 123, is not material to the results of pro forma operations for fiscal 1997 and 1996, as the estimated fair value of the options granted was not significant.

         In November 1994, the Company's Board of Directors effected a repricing of employee stock options at $4.125 per share effective December 5, 1994, excluding executive officers, directors, advisors and outside consultants.

         Upon the effective date of the Plan Of Reorganization, the Option Plan and all outstanding options will be terminated.

                                 EXHIBIT INDEX



                       EXHIBIT
                       NUMBER      DESCRIPTION
                       -------     -----------

                         27        Financial Data Schedule