Form 10-Q
period 1997-05-02
50 OFF STORES INC
filed 1997-06-20
CIK 735584

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark one)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 2, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-13076

                              LOT$OFF CORPORATION
                          (F/K/A 50-OFF STORES, INC.)


             DELAWARE                                     74-2640559
----------------------------------------          -----------------------------
   (State or other jurisdiction                         (I.R.S. Employer
        of incorporation or                            Identification No.)
           organization


8750 Tesoro Drive, San Antonio, Texas                     78217-0555
----------------------------------------          -----------------------------
(Address of principal executive offices)                  (Zip Code)


                           Telephone: (210) 805-9300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X     No
                                              ---       ---

                          --------------------------

12,200,915 shares of the Registrant's old common stock were outstanding at May 2, 1997.


855,320 shares of the Registrant's new common stock were outstanding at June 18, 1997.

                          --------------------------

There are 21 pages in the sequentially numbered, manually signed original. The exhibit index is located on page 20.

                                FORM 10-Q INDEX

                                                                                         PAGE
                                     PART I

ITEM 1.   Financial Statements ......................................................      3

          Condensed Consolidated Balance Sheets, May 2, 1997 (unaudited),
          January 31, 1997 and May 3, 1996 (unaudited) ..............................      3

          Condensed Consolidated Statements of Operations, thirteen weeks
          ended May 2, 1997, and  thirteen weeks ended May 3, 1996 (unaudited) ......      5

          Condensed Consolidated Statements of Cash Flows, thirteen weeks
          ended May 2, 1997, and thirteen weeks ended May 3, 1996 (unaudited) .......      6

          Notes to Condensed Consolidated Financial Statements (unaudited) ..........      8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .................................................     13

                                    PART II

ITEM 1.   Legal Proceedings .........................................................     17

ITEM 2.   Changes in Securities .....................................................     17

ITEM 3.   Defaults Upon Senior Securities ...........................................     17

ITEM 4.   Submission of Matters to a Vote of Security Holders .......................     17

ITEM 5.   Other Information .........................................................     17

ITEM 6.   Exhibits and Reports on Form 8-K ..........................................     18

          Signatures ................................................................     19

          Exhibit Index .............................................................     20

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                      LOT$OFF CORPORATION AND SUBSIDIARIES
      (F/K/A 50-OFF STORES, INC. AND SUBSIDIARIES - DEBTOR-IN-POSSESSION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                       May 2, 1997        January 31, 1997      May 3, 1996
                                      ------------        ----------------     ------------
CURRENT ASSETS:
Cash and cash equivalents             $    590,730          $    491,297       $    440,335
Cash in escrow                                --                 330,000               --
Accounts receivable                        206,887               717,852          1,210,407
Merchandise inventories                 14,049,783            12,974,958         26,658,232
Prepaid and other current assets           402,056               393,526            671,279
                                      ------------          ------------       ------------
TOTAL CURRENT ASSETS                    15,249,456            14,907,633         28,980,253
                                      ------------          ------------       ------------

PROPERTY AND
 EQUIPMENT-NET                           3,940,548             3,988,760         24,204,099

OTHER ASSETS                               456,762               358,343          1,132,971
                                      ------------          ------------       ------------

TOTAL ASSETS                          $ 19,646,766          $ 19,254,736       $ 54,317,323
                                      ============          ============       ============













  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES
      (F/K/A 50-OFF STORES, INC. AND SUBSIDIARIES - DEBTOR-IN-POSSESSION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


                                           May 2, 1997      January 31, 1997      May 3, 1996
                                         --------------     ----------------     --------------
CURRENT LIABILITIES:
   Credit facility                       $    7,660,908      $         --        $         --
   Accounts payable-trade                     1,747,773           8,595,246           9,705,104
   Accounts payable-other                     2,278,479           4,238,123           4,809,516
   Accrued expenses and
      other current liabilities               1,823,620           3,280,093           4,104,654
   Current portion of closed store
      costs                                        --             1,168,213           1,001,449
   Current portion of long-term debt               --             1,286,372           1,063,273
                                         --------------      --------------      --------------
TOTAL CURRENT LIABILITIES                    13,510,780          18,568,047          20,683,996

CREDIT FACILITY, refinanced                        --            11,218,051          10,109,405
LONG-TERM DEBT, less
   current portion                                 --             3,884,515           4,014,674
NOTES PAYABLE - VENDORS                            --                  --             2,631,658

LIABILITIES SUBJECT TO
   COMPROMISE                                      --                  --                  --
COMMITMENTS AND
   CONTINGENCIES                             30,193,052                --                  --
STOCKHOLDERS' (DEFICIT) EQUITY:
   Common stock                                 122,009             122,009             122,009
   Additional paid-in capital                36,022,264          36,022,264          36,022,264
   Subscription receivable                   (3,991,050)         (3,991,050)         (3,991,050)
   Accumulated deficit                      (56,210,289)        (10,374,359)        (15,275,633)
                                         --------------      --------------      --------------
TOTAL STOCKHOLDERS' EQUITY                  (24,057,066)         21,778,864          16,877,590
                                         --------------      --------------      --------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $  (19,646,766)     $   55,449,477      $   54,317,323
                                         ==============      ==============      ==============





  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES
      (F/K/A 50-OFF STORES, INC. AND SUBSIDIARIES - DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                          Thirteen Weeks Ended   Thirteen Weeks Ended
                                          --------------------   --------------------
                                               May 2, 1997             May 3, 1996
                                          --------------------   --------------------
NET SALES                                    $     11,919,152      $     32,415,409
COST OF SALES                                       7,720,547            23,233,396
                                             ----------------      ----------------

GROSS PROFIT                                        4,198,605             9,182,013
                                             ----------------      ----------------
OPERATING EXPENSES:
   Selling, advertising, general and
       administrative                               5,805,429            12,761,322
   Depreciation and amortization                      177,285               970,477
   Reorganization items                               300,000                  --
                                             ----------------      ----------------
TOTAL OPERATING EXPENSES                            6,282,714            13,731,799
                                             ----------------      ----------------

OPERATING LOSS                                     (2,084,109)           (4,549,786)

OTHER (INCOME) EXPENSE  :
   Interest income                                    (24,714)              (19,666)
   Interest expense                                   166,928               371,154
                                             ----------------      ----------------
TOTAL OTHER EXPENSE (INCOME)                          142,214               351,488
                                             ----------------      ----------------

LOSS BEFORE INCOME TAXES                           (2,226,323)           (4,901,274)

BENEFIT FROM INCOME TAXES                                --                    --
                                             ----------------      ----------------

NET LOSS                                     $     (2,226,323)     $     (4,901,274)
                                             ================      ================

LOSS PER COMMON SHARE                        $           (.18)     $           (.40)
                                             ================      ================

WEIGHTED AVERAGE SHARES                            12,200,915            12,200,915
                                             ================      ================










  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES
      (F/K/A 50-OFF STORES, INC. AND SUBSIDIARIES - DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                             Thirteen Weeks Ended
                                                      ---------------------------------
                                                       May 2, 1997          May 3, 1996
                                                      -------------        ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                              $ (2,226,323)        $ (4,901,274)
Adjustments to reconcile net loss to net cash
  provided from operating activities:
  Depreciation and amortization                            177,285              970,477
  Reorganization items                                     300,000                 --
  Non-cash interest expense on long-term debt                                   117,981
Changes in assets and liabilities:
  Accounts receivable                                      510,965              (80,803)
  Merchandise inventories                               (1,074,825)           1,095,733
  Prepaid and other current assets                          (8,530)            (234,053)
  Other assets                                             (98,419)            (237,287)
  Accounts payable-trade                                   308,573            3,741,516
  Accounts payable-other                                   245,967              571,393
  Accrued expenses and other
    current liabilities                                   (233,848)             824,561
  Closed store costs                                          --               (166,764)
                                                      ------------         ------------

Net cash (used in) provided by operating
    activities                                          (2,099,155)           1,701,480
                                                      ------------         ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Capital expenditures                                      (129,073)            (282,912)
                                                      ------------         ------------
Net cash used in investing activities                     (129,073)            (282,912)
                                                      ------------         ------------









  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES
      (F/K/A 50-OFF STORES, INC. AND SUBSIDIARIES - DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                        Thirteen Weeks Ended
                                                 ---------------------------------
                                                  May 2, 1997          May 3, 1996
                                                 ------------         ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from credit facility                      16,289,967           (1,108,646)
Payment on credit facility                        (14,025,639)                --
Payments on long-term debt                           (266,667)            (210,921)
Cash in escrow                                        300,000                 --
                                                 ------------         ------------

Net cash provided by (used in) financing
  activities                                        2,327,661           (1,319,567)
                                                 ------------         ------------

Increase in cash and cash equivalents                  99,433               99,001
Cash and cash equivalents at
  beginning of period                                 491,297              341,334
                                                 ------------         ------------
Cash and cash equivalents at
  end of period                                  $    590,730         $    440,335
                                                 ============         ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid/received during the period for:
   Interest paid                                 $    166,298         $    253,175
   Income taxes paid                                     --                   --











  See accompanying notes to these condensed consolidated financial statements.

                      LOT$OFF CORPORATION AND SUBSIDIARIES
      (F/K/A 50-OFF STORES, INC. AND SUBSIDIARIES - DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: The condensed consolidated balance sheet at January 31, 1997 has been condensed from the audited consolidated balance sheet at January 31, 1997.

          The condensed consolidated balance sheets at May 2, 1997 and May 3, 1996 and the condensed consolidated statements of operations and cash flows for the thirteen weeks ended May 2, 1997 and the thirteen ended May 3, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. The results of operations for the thirteen week period ended May 2, 1997 are not necessarily indicative of the operating results for a full year or of future operations.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended January 31, 1997.

          On October 9, 1996 (the "Petition Date"), the Company and its significant subsidiaries filed petitions (the "Filing") for relief under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). The Filing was precipitated by the notification from the Company's then asset based lenders that it was in violation of the minimum gross margin (disputed) and the minimum working capital financial covenants of its credit agreement and that such breaches constituted events of default under the loan documents. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted the Company's financial liquidity and, therefore, its ability to acquire and maintain much needed inventory for its stores. The Company was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the changes believed necessary to improve operations and reverse the Company's disappointing operating results without the protections afforded under the Bankruptcy Code. The Company continued to manage its affairs and operate its business under Chapter 11 as debtor in possession while a plan of reorganization was formulated.

          A plan of reorganization ("the Plan" or "Plan of Reorganization") was filed on February 26, 1997, amended on March 27, 1997, confirmed by the Bankruptcy Court on June 3, 1997 and implemented on June 16, 1997 (the "Effective Date"). See Note 2. Through the reorganization, management intends to restructure the operations and capitalization of the Company in order to strengthen the Company's financial position and implement its business plan. The financial statements do not purport to show assets at their realizable values, pre-Petition Date liabilities at amounts that may be allowed or the effect of any changes that have been or may ultimately be made in the capitalization of the Company or in its operations.

NOTE 2: On the Effective Date of the Company's Bankruptcy Court-confirmed Plan of Reorganization, certain key elements of the Plan were implemented, including the changing of the Company's corporate name from 50-OFF Stores, Inc. to LOT$OFF Corporation ("LOT$OFF") and the cancellation of all common stock in 50-OFF Stores, Inc. The Plan provides for the recapitalization of the Company through cash raised from the Company's existing common stockholders. Specifically, the Plan provided for the issuance to existing common stockholders of rights to purchase units, consisting of 20 shares of LOT$OFF Series A Preferred Stock and 20 shares of LOT$OFF Common Stock ("a Unit"), with a minimum aggregate purchase amount of $3,050,000. Contemporaneously with filing the Plan, the Company filed a related disclosure statement ("the Disclosure Statement") setting forth more detailed information regarding the Company and the Plan. Under applicable Bankruptcy Court rules and procedures, a hearing was held to review and approve the Disclosure Statement which was approved March 20, 1997. Upon approval of the Disclosure Statement by the Bankruptcy Court, the Plan and Disclosure Statement were furnished to creditors and stockholders, and votes in support of the Plan were solicited. The Plan was approved by both creditors and stockholders, and a Bankruptcy Court order confirming the Plan was entered on June 3, 1997. At the confirmation hearing on June 3, 1997, the Company announced it had received more than enough subscriptions for the required minimum to be met. On June 16, 1997, the Plan went effective, and the Company issued 855,320 shares of LOT$OFF Series A Preferred Stock (each such share is convertible into two shares of LOT$OFF Common Stock and is entitled to a 5.5%, $0.275, cumulative annual dividend; LOTSP: CUSIP #545674202) and 855,320 shares of LOT$OFF Common Stock (LOTS: CUSIP # 545674103) to subscribers to its rights offering for gross proceeds of $4,276,600.

          On the Effective Date, LOT$OFF also entered into a $15,000,000 revolving credit agreement maturing on June 16, 2000 with General Electric Capital Corporation ("GECC"). The proceeds of the facility, together with the net proceeds from the rights offering, will be used to refinance the Company's debtor in possession facility, also with GECC, and to provide post-confirmation working capital for increased inventories for its 41 continuing stores and selected other general corporate purposes, including financing LOT$OFF's exit from bankruptcy. See Note 4.

          The Company's Plan of Reorganization also provides for the cancellation of all non-priority unsecured indebtedness of the Company. The Company estimates such cancellation will cause the elimination of over $25 million of unsecured debt and $3 million of collateralized debt, which has been converted to unsecured debt, from the Company's balance sheet. Each holder of an allowed general unsecured claim will, in cancellation of its claim, receive a pro rata share of LOT$OFF's Series B Preferred Stock (798,210 shares, having a liquidation preference of $3,991,050, in the aggregate). Each share of Series B Preferred Stock is convertible into two shares of LOT$OFF Common Stock. Certain obligations of the Company to such holders of such Series B Preferred Stock will be secured by two liens against potential net lawsuit proceeds from significant litigation being prosecuted by the Company. See Note 5. As net proceeds (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of Series B Preferred Stock will receive (i) Series A Conversion Rights, which provide for the conversion of Series B Preferred Stock to Series A Preferred Stock, until net proceeds reach $3,991,050 and (ii) Series A Preferred Stock for net proceeds in excess of $3,991,050 (provided that "excess" net proceeds, as defined in the Plan, will be paid in cash). The receipt of Series A Conversion Rights, Series A Preferred Stock and/or cash by holders of Series B Preferred Stock will result in a proportionate release of the liens. By issuing such Series B Preferred Stock to general unsecured creditors, such creditors are essentially receiving the net value of the Company's litigation which was pending pre-Petition Date.

          Management has been redirecting the Company's retail activities from 50-OFF's off-price retailing concept to LOT$OFF's close-out retailing concept. Coincident and consistent with this change has been a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories to the Company's historical non-apparel offerings which include cosmetics, housewares and giftware, home furnishings, shelf-stable food products, toys, luggage, footwear, stationery and health and beauty aids. New categories include sporting goods, automotive, greeting cards, jewelry, books, party goods, seasonal, pet supplies and hardware, among others. The Company will continue to maintain a healthy showing of basic family apparel products in the LOT$OFF stores. The actual merchandise mix will fluctuate by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandise concept is designed to appeal to value-conscious shoppers and other "bargain hunters," and management is hopeful its continued implementation will lead to higher initial mark-ups, less promotional pricing, fewer markdowns, less inventory shrinkage, increased store traffic and improved operating results.

          The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, the need to comply with the terms, covenants and conditions of its post-confirmation credit facility, the degree of success in reversing the Company's recent business trends (by increasing sales and operating profits) and the ability to alleviate trade credit concerns and restore merchandise flows to adequate levels. While management believes that the recent closings of stores and the implementation of expense cuts commensurate with the downsizing of the total stores in operation (from 101 to 41 stores) facilitates its efforts to improve the Company's operating performance and that the recapitalization implemented on the Effective Date of its Plan of Reorganization should strengthen its financial position and alleviate concerns of credit and merchandise suppliers [the anticipated judgment and receipt of proceeds from the Company's lawsuits (see Note 5) should further strengthen its financial position], no assurance can be given that the Company will be successful in its continuing efforts to reverse negative business trends, which have continued through May 1997, and return to profitability. For this reason, any investment in LOT$OFF's Common and Series A Preferred Stocks should be considered speculative.

          If the Company's plans to improve operations are not successful, management will consider, among other alternatives, strategic and/or financial alliances with third parties (including wholesalers or manufacturers) and the merger, sale or liquidation of all or a part of the Company.

NOTE 3: The principal categories of claims, reclassified in the consolidated balance sheet as of May 2, 1997 and included in "Liabilities Subject to Compromise," are as follows:

            Secured debt, 8.5%, collateralized by furniture,
                fixtures and equipment............................. $ 4,179,942
            Secured debt (capital leases),
                collateralized by signs............................      88,498
            Trade and other miscellaneous claims,
                including costs of lease rejections................  25,924,612
                                                                    -----------
                                                                    $30,193,052
                                                                    ===========

          These amounts may be subject to future adjustments depending on: filings of additional claims against the Company; actions of the Bankruptcy Court; further developments with respect to disputed claims - whether or not such claims are secured and the value of any security interest securing any such claims; and other events. The Company has estimated that certain pre-Petition Date debt exceeds the related collateral and therefore, in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the

          Company discontinued accruing interest on these obligations. The above amounts represent the Company's best estimate of claims which will ultimately be allowed by the Bankruptcy Court.

NOTE 4: On May 13, 1996, the Company entered into a credit facility with two financial corporations providing the Company with a line of credit through May 1998 of up to $22,500,000. The line of credit was collateralized by inventory, accounts receivable and other assets. The agreement contained various restrictive covenants, including minimum gross margin, minimum EBITDA, minimum and maximum inventory levels, minimum working capital and minimum trade support financial covenants. On August 8, 1996, the Company was notified that it was in violation of the minimum gross margin and the minimum working capital financial covenants and that such breaches constituted events of default under the loan documents. The Company was unable to secure the resources required to cure the defaults under the loan documents without the protections afforded under Chapter 11. As of November 1, 1996, the Company had approximately $7,335,000 outstanding under the credit facility and, with the support and by order of the Bankruptcy Court, was using cash collateral for working capital needs. This facility was paid off in November 1996 (after the Company's Filing).

          On November 18, 1996, the Company, with the approval of the Bankruptcy Court, entered into a credit agreement with GECC providing the Company with a line of credit through November 1997 of up to $15,000,000. Borrowings under the line were limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line was charged on funds borrowed at the annualized yield on 30-day commercial paper (5.62% as of May 2, 1997) plus 3%. The line of credit was collateralized by inventory, accounts receivable and other assets. The credit agreement contained various restrictive covenants. The agreement also contained minimum gross margin, minimum EBITDA, minimum inventory, minimum sales, minimum trade support and maximum capital expenditure financial covenants. On February 25, 1997 and April 2, 1997, the Company was notified that it was in violation of not receiving net proceeds of $1,000,000 (received $998,000) from the sale of its headquarters building and the following financial covenants regarding minimum (a) EBITDA, (covenant $400,000, actual ($484,000)) (b) net sales (covenant $15,900,000, actual $12,609,000) (c) inventory balances (covenant $16,000,000, actual $13,504,000) and (d) accounts payable (covenant $2,000,000, actual $1,940,000). The violations constituted events of default under the loan documents. GECC waived the default on net proceeds from sale of headquarters building and was forbearing from exercising any remedies in connection with such financial defaults. At May 2, 1997, the Company had approximately $7,661,000 outstanding under the credit facility and had approximately $571,000 available for use.

          On June 16, 1997, LOT$OFF, with the approval of the Bankruptcy Court, entered into a credit agreement with GECC providing LOT$OFF with a revolving credit facility through June 16, 2000 of up to $15,000,000. The new credit facility bears interest at a floating rate equal to the published rate for thirty-day commercial paper issued by major corporations plus 3% per annum and provides for an unused facility fee of 0.5% per annum. Borrowings under the facility are available in aggregate amounts up to 65% of LOT$OFF's eligible inventory for the period from August 15 through December 15 and up to 60% for the period from December 16 through August 14, subject to certain required reserves. The line of credit is collateralized by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants, including restrictions on the payment of dividends on common stock. The agreement also contains minimum gross margin, minimum EBITDA, minimum inventory, minimum working capital and maximum capital expenditure financial covenants. As of June 18, 1997, LOT$OFF had $6,227,000 available for borrowings under the line (after reserves of $1,044,000), of which $2,560,000 was committed, leaving a net availability of $3,667,000. The Company's Filing resulted in events of default for all pre-Petition Date loan agreements.

NOTE 5: On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc. v. Banque Paribas (Suisse), S.A., Betafid, S.A., Yanni Koutsoubos, Andalucian Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis Morris, Howard White, and Morris & Associates, Case No. SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A. ("Paribas"), Betafid S.A., three purchaser entities allegedly controlled by them and certain affiliated individuals in connection with the breaches by certain of the defendants of their contractual obligations to purchase an aggregate of 1,500,000 shares of the Company's old common stock at $3.65 per share. The lawsuit also includes securities fraud, promissory estoppel, conspiracy and conversion claims. The conversion claim relates to actions of the defendants in transferring, selling and trading the shares even though the defendants have never paid for such shares. The Company seeks recovery of actual and punitive damages, an injunction against the defendants' transfer of such stock in violation of the Securities Act, pre- and post-judgment interest, attorneys' fees and such other remedies to which the Company may show itself entitled.

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

          The Company is party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth (i) certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated, and (ii) the percentage change in such items from the comparable period of the prior year.


                                                               Percentage of Net Sales
                                                             ------------------------------
                                                                 Thirteen Weeks Ended
                                                             ------------------------------
                                                              May 2, 1997      May 3, 1996
                                                             -------------    -------------
Net sales ............................................          100.0%           100.0%
Cost of sales ........................................           64.8             71.7
Selling, advertising, general and administrative .....           48.7             39.3
Depreciation and amortization ........................            1.5              3.0
   Operating (loss) before reorganization items ......          (15.0)           (14.0)
Reorganization items .................................            2.5             --
   Operating (loss) ..................................          (17.5)           (14.0)
Other expense, net ...................................            1.2              1.1
Loss before income taxes .............................          (18.7)           (15.1)
(Provision for) benefit from income taxes ............            0.0              0.0
Net loss .............................................          (18.7)%          (15.1)%

                                                         Percentage Change
                                                     --------------------------
                                                          13 Weeks Ended
                                                       May 2, 1997 compared to
                                                     13 Weeks Ended May 3, 1996
                                                     --------------------------
Net sales ............................................         (63.2)%
Cost of sales ........................................         (66.8)%
Selling, advertising, general and administrative .....         (54.5)%
Depreciation and amortization ........................         (81.2)%
   Operating loss before reorganization items ........         (60.8)%
Reorganization items .................................           N/A
                                                               -----
   Operating loss ....................................         (54.2)%
Other expense, net ...................................         (59.5)%
                                                               -----
Loss before income taxes .............................         (54.6)%
(Provision for) benefit from income taxes ............           0.0%
                                                               -----
Net loss .............................................         (54.6)%
                                                               -----
Weighted average number of stores ....................         (58.5)%
                                                               =====



Thirteen weeks ended May 2, 1997 compared to thirteen weeks ended May 3, 1996:

The net sales decrease of 63.2% for the thirteen weeks ended May 2, 1997 compared to the thirteen weeks ended May 3, 1996 is attributable primarily to a 58.5% decrease in the weighted average number of stores in operation (from
100.5 stores to 41.7 stores ) coupled with a decrease in comparable store sales (due primarily to inventory imbalances among the 41 continuing stores and the lack of resources to effectively promote customer traffic to such stores).

Cost of sales as a percentage of net sales decreased from 71.7% for the thirteen weeks ended May 3, 1996 to 64.8% for the thirteen weeks ended May 2, 1997, due primarily to inventory liquidation write-downs in connection with the conversion of Oklahoma and Dallas area stores from 50-OFF stores to LOT$OFF stores scheduled for late May 1996 through early July 1996 and to higher maintained margins in the fiscal 1998 period.

Selling, advertising, general and administrative expense increased from 39.3% of net sales for the thirteen weeks ended May 3, 1996 to 48.7% of net sales for the thirteen weeks ended May 2, 1997 due primarily to lower sales. The 54.5% decrease in the amount of selling, advertising, general and administrative expense compared to the thirteen weeks ended May 3, 1996 was the result of the 58.5% decrease in the weighted average number of stores in operation.

Depreciation and amortization expense decreased by 81.7% in the thirteen weeks ended May 2, 1997 compared to the comparable period of fiscal 1997, due primarily to the decreased number of stores in operation and to substantial prior write-downs of fixed assets. In connection with the Filing, the Company recorded as a reorganization expense in later periods of fiscal 1997 the write-down to fair value, as determined by the Company's lender based on the value of certain assets liquidated by the lender and on the Company's, the lender's and an independent party's strategic review, certain equipment and leasehold improvements.

Other expense, net, decreased to $142,214 in the thirteen weeks ended May 2, 1997 compared to $351,488 in the comparable period of the prior year, due primarily to decreased interest expense attributable to decreased borrowings under the Company's line of credit, a substantially lower effective interest rate on such borrowings and the Company's discontinuing the accrual of interest on certain of its obligations.

The decrease in the Company's loss before income taxes for the thirteen weeks ended May 2, 1997 compared to the thirteen weeks ended May 3, 1996 is primarily due to higher maintained margins (higher initial markups, less promotional pricing, fewer markdowns and less inventory shrinkage) and lower depreciation and amortization expense, offset, in part, by $300,000 of reorganization expenses.

Income tax benefits related to the loss for the thirteen weeks ended May 2, 1997 were not recognized because the utilization of such benefits are not assured. Such benefits, if any remaining after the Company's reorganization, are available for recognition in future years. As of May 2, 1997, the Company had federal tax net operating loss carryforwards of approximately $50,258,000 expiring through 2012, alternative minimum tax credit carryforwards of approximately $337,000 which are available to offset regular federal income taxes in the future until fully utilized, and targeted jobs credit carryforwards of approximately $178,000 expiring in 2006 through 2009. As a result of the Chapter 11 proceedings and the related Plan of Reorganization, the net operating loss (NOL) carryforwards, tax credit carryforwards and other tax attributes of the Company may be significantly reduced as a result of debt forgiveness income in accordance with section 108(b) of the Internal Revenue Code (IRC). In addition, IRC section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year testing period. Under the Plan of Reorganization, the ownership of the Company may change by more than fifty percent. Accordingly, to the extent NOL and tax credit carryforwards remain after reduction under IRC section 108(b), the ability to utilize such remaining NOL and tax credit carryforwards may be significantly restricted.

Liquidity and Capital Resources

The Company began fiscal 1998 with cash of $491,297. During the thirteen weeks ended May 2, 1997, the Company increased borrowings by a net of $2,327,661, used $2,099,155 from operating activities, used $129,073 for capital expenditures in refurbishing existing stores and converting ten 50-OFF stores to LOT$OFF stores and ended the period with cash on hand of $590,730.

On November 18, 1996, the Company, with the approval of the Bankruptcy Court, entered into a credit agreement with GECC providing the Company with a line of credit through November 1997 of up to $15,000,000. See Note 4 of "Notes to Condensed Consolidated Financial Statements," above. The credit agreement contained various restrictive and financial covenants. On February 25, 1997 and April 2, 1997, the Company was notified that it was in violation of not receiving net proceeds of $1,000,000 (received $998,000) from the sale of its headquarters building and certain financial covenants, those regarding minimum
(a) EBITDA, (covenant $400,000, actual ($484,000)) (b) net sales (covenant $15,900,000, actual $12,609,000) (c) inventory balances (covenant $16,000,000, actual $13,504,000) and (d) accounts payable (covenant $2,000,000, actual $1,940,000). The violations constituted events of default under the loan documents. GECC waived the default on net proceeds from sale of headquarters building and was forbearing from exercising any remedies in connection with such financial defaults. At May 2, 1997, the Company had approximately $7,661,000 outstanding under the credit facility and had approximately $571,000 available for use.

On June 16, 1997, LOT$OFF, as part of its Plan of Reorganization and with the approval of the Bankruptcy Court, entered into a credit agreement with GECC providing LOT$OFF with a revolving credit facility through June 16, 2000 of up to $15,000,000. The new credit facility bears interest at a floating rate equal to the published rate for thirty-day commercial paper issued by major corporations plus 3% per annum and provides for an unused facility fee of 0.5% per annum. Borrowings under the facility are available in aggregate amounts up to 65% of LOT$OFF's eligible inventory for the period from August 15 through December 15 and up to 60% for the period from December 16 through August 14, subject to certain required reserves. The line of credit is secured by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants, including restrictions on the payment of dividends on common stock. The agreement also contains minimum gross margin, minimum EBITDA, minimum inventory, minimum working capital and maximum capital expenditure financial covenants. As of June 18, 1997, LOT$OFF had $6,227,000 available for borrowings under the line (after reserves of $1,044,000), of which $2,560,000 was committed, leaving a net availability of $3,667,000.

The Company believes borrowings available under its new revolving credit facility, trade credit, its restructuring of certain obligations under the Plan, its operating cash flow and its cash on hand, together with the proceeds from the rights offering (see Note 1 of "Notes to Condensed Consolidated Financial Statements," above), will be adequate to finance its operations, including increased inventories for its 41 continuing stores, to convert the remaining 17 50-OFF stores to LOT$OFF stores and other general corporate purposes, including financing LOT$OFF's exit from bankruptcy (estimated to require, including financing costs, approximately $2.0 million, $780,000 of which will be paid over approximately six months) through the remainder of fiscal 1998. No assurance can be given, however, that such sources of capital will be available or sufficient or that the Company will be successful in its continuing efforts to reverse recent business trends and return to profitability. The receipt of proceeds from the significant litigation brought by the Company could add significantly to the Company's capital resources and liquidity (see "Significant Litigation," below).

If the Company's plans to improve operations are not successful, management will consider, among other alternatives, strategic and/or financial alliances with third parties (including wholesalers or manufacturers) and the merger, sale or liquidation of all or a part of the Company. See Note 2 of "Notes to Condensed Consolidated Financial Statements," above.

Significant Litigation

The Company has filed a lawsuit seeking related to certain parties' breaches of contractual obligations to purchase 1,500,000 shares of the Company's old common stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously prosecute this matter and to pursue all available avenues to effect the receipt of payment for such shares, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a favorable judgment or result in this court action. See Note 5 of "Notes to Condensed Consolidated Financial Statements," above, for further discussion of this matter and information pertaining to a related lawsuit filed by the Company against the placement agents. Both suits are being handled by counsel on a contingency basis.

Seasonality

Historically (excluding fiscal 1997), the Company's highest net sales and operating income have been experienced during the fourth fiscal quarter, which includes the holiday selling season. Any adverse trend in sales or shortage of merchandise during such period could have a material adverse effect upon the Company's overall profitability and adversely affect its results of operations for the entire fiscal year.

                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

See Note 5 to the Condensed Consolidated Financial Statements regarding lawsuits filed in February 1995 and January 1996. Such lawsuits were also reported in the Company's annual reports on Form 10-K for the fiscal years ended February 3, 1995, February 2, 1996 and January 31, 1997.

The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 2. CHANGES IN SECURITIES

On October 9, 1996 (the "Petition Date"), the Company and its significant subsidiaries filed petitions (the "Filing") for relief under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). A plan of reorganization ("the Plan" or "Plan of Reorganization") was filed on February 26, 1997, amended on March 27, 1997, confirmed by the Bankruptcy Court on June 3, 1997 and implemented on June 16, 1997 (the "Effective Date"). On the Effective Date of the Company's Bankruptcy Court-confirmed Plan of Reorganization, certain key elements of the Plan were implemented, including the changing of the Company's corporate name from 50-OFF Stores, Inc. to LOT$OFF Corporation ("LOT$OFF") and the cancellation of all common stock in 50-OFF Stores, Inc. The Plan provides for the recapitalization of the Company through cash raised from the Company's existing common stockholders. On June 16, 1997, the Plan went effective, and the Company issued 855,320 shares of LOT$OFF Series A Preferred Stock (each such share is convertible into two shares of LOT$OFF Common Stock and is entitled to a 5.5%, $0.275, cumulative annual dividend; LOTSP: CUSIP #545674202) and 855,320 shares of LOT$OFF Common Stock (LOTS: CUSIP # 545674103) to subscribers to its rights offering for gross proceeds of $4,276,600.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company's bankruptcy filing on October 9, 1996 resulted in events of default under all pre-Petition Date loan agreements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On October 9, 1996, the Company and its significant subsidiaries filed petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas. A Plan of Reorganization was filed on February 26, 1997, amended on March 27, 1997, confirmed by the Bankruptcy Court on June 3, 1997 and implemented on June 16, 1997.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  To be filed by amendment.

         Exhibit 10.6 - General Electric Capital Corporation Revolving
                        Credit Agreement

No other exhibits are required to be filed by the Registrant under Item 601 of Regulation S-K with this report on Form 10-Q.

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended
January 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                        LOT$OFF CORPORATION



                                        By:  /s/ Charles J. Fuhrmann II
                                             ----------------------------------
                                             Charles J. Fuhrmann II, Chairman,
                                             President and Chief Executive
                                             and Financial Officer




                                        By:  /s/ James G. Scogin
                                             ----------------------------------
                                             James G. Scogin, Vice-President,
                                             Controller, Chief Accounting
                                             Officer, Treasurer and Secretary

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION                                      PAGE
-------         -----------                                      ----
 27         Financial Data Schedule ...........................   21