Form 10-Q/A
period 1997-05-02
50 OFF STORES INC
filed 1997-06-23
CIK 735584

                                  FORM 10-Q/A
                                Amendment No. 1
                                       to
                                   Form 10-Q


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

                          --------------------------


LOT$OFF Corporation hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended May 2, 1997 by amending Part I, Item 1 -- Financial Statements (Liabilities and Stockholder's (Deficit) Equity for January 31,
1997). Part II, Item 6. Exhibits (Exhibit 27 for name change).

                     LOT$OFF CORPORATION AND SUBSIDIARIES
      (F/K/A 50-OFF STORES, INC. AND SUBSIDIARIES - DEBTOR-IN-POSSESSION)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY



                                           May 2, 1997      January 31, 1997      May 3, 1996
                                         --------------     ----------------     --------------
CURRENT LIABILITIES:
   Credit facility                       $    7,660,908       $ 5,396,580          $         --
   Accounts payable-trade                     1,747,773         1,381,708             9,705,104
   Accounts payable-other                     2,278,479         2,032,512             4,809,516
   Accrued expenses and
      other current liabilities               1,823,620         1,757,468             4,104,654
   Current portion of closed store
      costs                                        --                  --             1,001,449
   Current portion of long-term debt               --             266,667             1,063,273
                                         --------------      ------------         --------------
TOTAL CURRENT LIABILITIES                    13,510,780        10,834,935            20,683,996

CREDIT FACILITY, refinanced                        --                --              10,109,405
LONG-TERM DEBT, less
   current portion                                 --                --               4,014,674
NOTES PAYABLE - VENDORS                            --                --               2,631,658

LIABILITIES SUBJECT TO COMPROMISE                  --          30,250,544                  --
COMMITMENTS AND CONTINGENCIES                30,193,052                                    --
STOCKHOLDERS' (DEFICIT) EQUITY:
   Common stock                                 122,009           122,009               122,009
   Additional paid-in capital                36,022,264        36,022,264            36,022,264
   Subscription receivable                   (3,991,050)       (3,991,050)           (3,991,050)
   Accumulated deficit                      (56,210,289)      (53,983,966)          (15,275,633)
                                         --------------      ------------        --------------
TOTAL STOCKHOLDERS' EQUITY                  (24,057,066)      (21,830,743)           16,877,590
                                         --------------      ------------        --------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $  (19,646,766)     $ 19,254,736        $   54,317,323
                                         ==============      ============        ==============






  See accompanying notes to these condensed consolidated financial statements.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized:



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


                                             Date: June 23, 1997