Form 10-Q
period 1997-08-01
50 OFF STORES INC
filed 1997-09-12
CIK 735584

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark one)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 1, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-13076

                              LOT$OFF CORPORATION

            DELAWARE                                         74-2640559
----------------------------------------            ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization                           Identification No.)


 8750 Tesoro Drive, San Antonio, Texas                         78217-0555
----------------------------------------            ----------------------------
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

                                  --------

856,080 shares of the Registrant's common stock were outstanding at August 1, 1997. On June 15, 1997, the date immediately preceding the Effective Date of the Registrant's Plan of Reorganization, as amended and modified, there were 12,200,915 shares of the Registrant's old common stock outstanding, all of which were cancelled on the Effective Date.

                                  --------

There are 119 pages in the sequentially numbered, manually signed original. The exhibit index is located on page 20 .

                                FORM 10-Q INDEX

                                                                                                                         PAGE
                                                           PART I
ITEM 1.          Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

                 Condensed Consolidated Balance Sheets:  August 1, 1997 (unaudited);
                 January 31, 1997; and August 2, 1996 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .     3

                 Condensed Consolidated Statements of Operations:  thirteen and twenty-six weeks ended August 1, 1997 (unaudited); and  thirteen and twenty-six weeks ended August 2, 1996
                 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                 Condensed Consolidated Statements of Cash Flows:  twenty-six weeks
                 ended August 1, 1997 (unaudited); and twenty-six weeks ended August 2, 1996 (unaudited)  . . . . . .     6

                 Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . .     8

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                                           PART II

ITEM 1.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

ITEM 2.          Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

ITEM 3.          Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

ITEM 4.          Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . .   18

ITEM 5.          Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

ITEM 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                 Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .   19

                 Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20



                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                      LOT$OFF CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                     August 1,    January 31,    August 2,
                                        1997         1997          1996
                                    -----------   -----------   -----------
CURRENT ASSETS:
Cash and cash equivalents           $   453,388   $   491,297   $   592,931
Cash in escrow                                -       330,000             -
Accounts receivable                     616,469       717,852       712,593
Merchandise inventories              11,075,402    12,974,958    28,915,488
Prepaid and other current  assets       548,792       393,526       942,334
                                    -----------   -----------   -----------
TOTAL CURRENT ASSETS                 12,694,051    14,907,633    31,163,346
                                    -----------   -----------   -----------

PROPERTY AND
 EQUIPMENT-NET                        3,816,739     3,988,760    23,391,382

OTHER ASSETS                            431,184       358,343     1,203,941
                                    -----------   -----------   -----------

TOTAL ASSETS                        $16,941,974   $19,254,736   $55,758,669
                                    ===========   ===========   ===========














  See accompanying notes to these condensed consolidated financial statements.

                      LOT$OFF CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                       August 1, 1997  January 31, 1997  August 2, 1996
                                       --------------  ----------------  --------------
CURRENT LIABILITIES:
   Credit facility                          $       -    $  5,396,580    $ 16,967,884
   Accounts payable-trade                   1,483,017       1,381,708      14,542,527
   Accounts payable-other                   2,858,546       2,032,512       3,089,379
   Accrued expenses and
      other current liabilities             1,855,394       1,757,468       3,609,661
   Current portion of closed store
      costs                                         -               -         899,196
   Current portion of long-term debt                -         266,667       4,770,798
                                         ------------    ------------    ------------
TOTAL CURRENT LIABILITIES                   6,196,951      10,834,935      43,879,445

CREDIT FACILITY                             3,400,369               -               -
LONG-TERM DEBT, less
   current portion                          1,444,762               -               -

LIABILITIES SUBJECT TO
   COMPROMISE                                       -      30,250,544               -

STOCKHOLDERS' (DEFICIT)
   EQUITY:
   Series A preferred stock                 4,280,400               -               -
   Series B preferred stock                 3,991,050               -               -
   Common stock                                 8,561         122,009         122,009
   Additional paid-in capital              56,147,275      36,022,264      36,022,264
   Subscription receivable                          -      (3,991,050)     (3,991,050)
   Accumulated deficit                    (58,527,400)    (53,983,966)    (20,273,999)
                                         ------------    ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                  5,899,886     (21,830,743)     11,879,224
                                         ------------    ------------    ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $ 16,941,974    $ 19,254,736    $ 55,758,669
                                         ============    ============    ============




  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                        Thirteen Weeks Ended           Twenty-six Weeks Ended
                                   --------------------------------------------------------------
                                   August 1, 1997  August 2, 1996  August 1, 1997  August 2, 1996
                                   --------------  --------------  --------------  --------------

NET SALES                          $ 10,381,017    $ 31,708,019    $ 22,300,169    $ 64,123,428
COST OF SALES                         7,213,237      22,349,660      14,933,784      45,583,056
                                   ------------    ------------    ------------    ------------

GROSS PROFIT                          3,167,780       9,358,359       7,366,385      18,540,372
                                   ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Selling, advertising, general
      and administrative              4,980,380      12,787,621      10,785,809      25,548,943
  Depreciation and  amortization        177,285         966,597         354,570       1,937,074
  Reorganization items                  200,000               -         500,000               -
                                   ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES              5,357,665      13,754,218      11,640,379      27,486,017
                                   ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)              (2,189,885)     (4,395,859)     (4,273,994)     (8,945,645)

OTHER EXPENSE (INCOME):
   Interest income                      (17,476)        (20,573)        (42,190)        (40,239)
   Interest expense                     144,701         623,081         311,629         994,235
                                   ------------    ------------    ------------    ------------
TOTAL OTHER EXPENSE
 (INCOME)                               127,225         602,508         269,439         953,996
                                   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE  INCOME
  TAXES                              (2,317,110)     (4,998,367)     (4,543,433)     (9,899,641)

(BENEFIT FROM)  INCOME TAXES                  -               -               -               -
                                   ------------    ------------    ------------    ------------


NET INCOME (LOSS)                  $ (2,317,110)   $ (4,998,367)   $ (4,543,433)   $ (9,899,641)
                                   ============    ============    ============    ============

INCOME (LOSS) PER SHARES OF
  COMMON STOCK                     $      (0.37)   $      (0.41)   $      (0.49)   $      (0.81)
                                   ============    ============    ============    ============

WEIGHTED AVERAGE SHARES               6,341,495      12,200,915       9,271,205      12,200,915
                                   ============    ============    ============    ============






  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  Twenty-six Weeks Ended
                                                                         --------------------------------------
                                                                             August 1, 1997    August 2, 1996
                                                                         -------------------  -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net  income (loss)                                                              $(4,543,433)   $(9,899,641)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                     354,570      1,937,074
  Reorganization items                                                              500,000              -
  Non-cash interest expense on long-term debt                                             -        117,981
Changes in assets and liabilities:
  Accounts receivable                                                               101,383        417,011
  Merchandise inventories                                                         1,899,556     (1,161,523)
  Prepaid and other current assets                                                 (155,266)      (505,108)
  Other assets                                                                      (72,841)      (311,698)
  Accounts payable-trade                                                            101,309      5,947,281
  Accounts payable-other                                                           (600,469)    (1,148,744)
  Accrued expenses and other
    current liabilities                                                              97,926        329,568
  Closed store costs                                                                      -       (269,017)
                                                                                 -----------    -----------

Net cash provided by (used in) operating
    activities                                                                   (2,017,265)    (4,546,816)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Capital expenditures                                                               (182,549)      (433,350)
                                                                                 ----------    -----------
Net cash provided by (used in) investing activities                                (182,549)      (433,350)
                                                                                 ----------    -----------










  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)


                                                             Twenty-six Weeks Ended
                                                         ------------------------------
                                                         August 1, 1997  August 2, 1996
                                                         --------------  --------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from credit facility                                28,251,967      47,791,460
Payments on credit facility                                 (30,248,178)    (42,041,627)
Payments on long-term debt                                     (266,667)       (518,070)
Net proceeds from sale of common and
  preferred stock                                             4,094,783               -
Cash in escrow                                                  330,000               -
                                                           ------------    ------------

Net cash provided by (used in) financing
  activities                                                  2,161,905       5,231,763
                                                           ------------    ------------


Increase (decrease) in cash and cash equivalents           $    (37,909)   $    251,597
Cash and cash equivalents at
  beginning of period                                           491,297         341,334
                                                           ------------    ------------

Cash and cash equivalents at
  end of period                                            $    453,388    $    592,931
                                                           ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                $    311,629    $    876,254
   Income taxes                                                       -               -

SUPPLEMENTAL SCHEDULE OF NON-CASH  FINANCIAL ACTIVITIES:
Conversion of liabilities subject to compromise to
   long-term debt                                          $  1,444,762               -
Conversion of liabilities subject to compromise to
   accounts payable-other                                  $    626,503               -
Conversion of liabilities subject to compromise to
   Series B preferred stock                                $  3,991,050               -
Conversion of liabilities subject to compromise to
   additional paid in capital                              $ 24,188,229               -



  See accompanying notes to these condensed consolidated financial statements.

                      LOT$OFF CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: The condensed consolidated balance sheet at January 31, 1997 has been condensed from the audited consolidated balance sheet of 50-OFF Stores, Inc. (debtor-in-possession) at January 31, 1997.

                  The condensed consolidated balance sheets at August 1, 1997 and August 2, 1996 and the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six weeks ended August 1, 1997 and the thirteen and twenty-six weeks ended August 2, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. The results of operations for the twenty-six week period ended August 1, 1997 are not necessarily indicative of the operating results for a full year or of future operations.

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

                  On October 9, 1996 (the "Petition Date"), the Company and its significant subsidiaries filed petitions (the "Filing") for relief under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). The Filing was precipitated by the notification from the Company's then asset based lenders that it was in violation of certain financial covenants of their credit agreement and that such breaches constituted events of default under the loan documents. See
                  Note 3. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted the Company's financial liquidity and, therefore, its ability to acquire and maintain much needed inventory for its stores. The Company was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the changes believed necessary to improve operations and reverse the Company's disappointing operating results without the protections afforded under the Bankruptcy Code. The Company continued to manage its affairs and operate its business under Chapter 11 as a debtor-in-possession while a plan of reorganization was formulated.

                  A plan of reorganization ("the Plan" or "Plan of Reorganization") was filed on February 26, 1997, amended on March 27, 1997, confirmed by the Bankruptcy Court on June 3, 1997 and implemented on June 16, 1997 (the "Effective Date"). See Note 2. Through the reorganization, management has restructured the operations and capitalization of the Company in order to strengthen the Company's financial position and implement its business plan.

NOTE 2: On the Effective Date, certain key elements of the Plan were implemented, including the changing of the Company's corporate name from 50-OFF Stores, Inc. to LOT$OFF Corporation ("LOT$OFF") and the cancellation of all common stock in 50-OFF Stores, Inc. The Plan provided for the recapitalization of the Company, partially through cash raised from the Company's existing common stockholders. Specifically, the Plan provided for the issuance to existing common stockholders of rights to purchase units, consisting of 20 shares of LOT$OFF Series A Preferred Stock and 20 shares of LOT$OFF Common Stock, with a minimum aggregate purchase amount of $3,050,000. Contemporaneously with filing the Plan, the Company filed a related disclosure statement ("the Disclosure Statement") setting forth more detailed information regarding the Company and the Plan. Under applicable Bankruptcy Court rules and procedures, a hearing was held to review and approve the Disclosure Statement which was approved March 20, 1997. Upon approval of the Disclosure Statement by the Bankruptcy Court, the Plan and Disclosure Statement were furnished to creditors and stockholders, and votes in support of the Plan were solicited. The Plan was approved by both creditors and stockholders, and a Bankruptcy Court order confirming the Plan was entered on June 3, 1997. At the confirmation hearing on June 3, 1997, the Company announced it had received more than enough subscriptions for the required minimum to be met. On June 16, 1997, the Plan went effective, and the Company issued 856,080 shares of LOT$OFF Series A Preferred Stock (each such share has a liquidation preference of $5.00, is convertible into two shares of LOT$OFF Common Stock and is entitled to a 5.5%, $0.275, cumulative annual dividend; LOTSP: CUSIP #545674202) and 856,080 shares of LOT$OFF Common Stock (LOTS: CUSIP # 545674103) to subscribers to its rights offering for gross proceeds of $4,280,400.

                  On the Effective Date, LOT$OFF also entered into a $15,000,000 revolving credit agreement maturing on June 16, 2000 with General Electric Capital Corporation ("GECC"). The proceeds of the facility, together with the net proceeds from the rights offering, were used to refinance the Company's debtor-in-possession facility, also with GECC, and to provide post-confirmation working capital for increased inventories for its 41 continuing stores and selected other general corporate purposes, including financing LOT$OFF's exit from bankruptcy. See Note 3.

                  The Company's Plan of Reorganization also provided for the cancellation of all non-priority unsecured indebtedness of the Company. Such cancellation caused the elimination of approximately $24.9 million of unsecured debt and $3.3 million of collateralized debt, which was initially converted to an unsecured claim, from the Company's balance sheet. Each holder of an allowed general unsecured claim will, in cancellation of its claim, receive a pro rata share of LOT$OFF's Series B Preferred Stock (798,210 shares, having a liquidation preference of $3,991,050, in the aggregate). Each share of Series B Preferred Stock is convertible into two shares of LOT$OFF Common Stock. Certain obligations of the Company to such holders of Series B Preferred Stock will be secured by two liens against potential net lawsuit proceeds from significant litigation being prosecuted by the Company. See Note 4. As net proceeds (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of Series B Preferred Stock will receive (i) Series A Conversion Rights, which provide for the conversion of Series B Preferred Stock to Series A Preferred Stock, until net proceeds reach $3,991,050 and (ii) Series A Preferred Stock for net proceeds in excess of $3,991,050 (provided that "excess" net proceeds, as defined in the Plan, will be paid in cash). The receipt of Series A Conversion Rights, Series A Preferred Stock and/or cash by holders of Series B Preferred Stock will result in a proportionate release of the liens. By issuing such Series B Preferred Stock to general unsecured creditors, such creditors are essentially receiving the net value of the Company's litigation which was pending pre-Petition Date.

                  Management has been redirecting the Company's retail activities from 50-OFF's off-price retailing concept to LOT$OFF's close-out retailing concept. Coincident and consistent with this change has been a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories to the Company's historical non-apparel offerings which include cosmetics, housewares and giftware, home furnishings, shelf-stable food products, toys, luggage, footwear, stationery and health and beauty aids. New categories include sporting goods, automotive, greeting cards, jewelry, books, party goods, seasonal, pet supplies and hardware, among others. The Company will continue to maintain a healthy showing of basic family apparel products in the LOT$OFF stores. The actual merchandise mix will fluctuate by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandise concept is designed to appeal to value-conscious shoppers and other "bargain hunters," and management is hopeful its continued implementation will lead to higher initial mark-ups, less promotional pricing, fewer markdowns, low inventory shrinkage, increased store traffic and improved operating results.

                  The Company's ability to continue as a going concern will be affected by a number of factors, including, but not limited to, the need to comply with the terms, covenants and conditions of its post-confirmation credit facility, the degree of success in reversing the Company's recent business trends (by increasing sales and operating profits) and the ability to alleviate trade credit concerns and restore merchandise flows to adequate levels. While management believes that the recent closings of stores and the implementation of expense cuts commensurate with the downsizing of the total stores in operation (from 101 to 41 stores) facilitates its efforts to improve the Company's operating performance and that the recapitalization implemented on the Effective Date of its Plan of Reorganization should strengthen its financial position and alleviate concerns of credit and merchandise suppliers [the anticipated judgment and receipt of proceeds from the Company's lawsuits (see Note 4) should further strengthen its financial position], no assurance can be given that the Company will be successful in its continuing efforts to reverse negative business trends, which have continued through August 1997, and return to profitability. For this reason, any investment in LOT$OFF's Common and Series A Preferred Stocks should be considered speculative.

                  If the Company's plans to improve operations are not successful, management will consider, among other alternatives, strategic and/or financial alliances with third parties and the merger, sale or liquidation of all or a part of the Company.

NOTE 3: On May 13, 1996, the Company entered into a credit facility with two financial corporations providing the Company with a line of credit through May 1998 of up to $22,500,000. The line of credit was collateralized by inventory, accounts receivable and other assets. The credit agreement contained various restrictive covenants, including financial covenants. On August 8, 1996, the Company was notified that it was in violation of the minimum gross margin (disputed) and the minimum working capital financial covenants and that such breaches constituted events of default under the loan documents. The Company was unable to secure the resources required to cure the defaults under the loan documents without the protections afforded under Chapter 11. As of November 1, 1996, the Company had approximately $7,335,000 outstanding under the credit facility and, with the support and by order of the Bankruptcy Court, was using cash collateral for working capital needs. This facility was paid off in November 1996 (after the Company's Filing).

                  On November 18, 1996, the Company, with the approval of the Bankruptcy Court, entered into a credit agreement with GECC providing the Company with a line of credit through November

                  1997 of up to $15,000,000. The line of credit was collateralized by inventory, accounts receivable and other assets. The credit agreement contained various restrictive covenants, including financial covenants. This facility was paid off on June 16, 1997 (the Effective Date of the Plan).

                  On June 16, 1997, LOT$OFF, with the approval of the Bankruptcy Court, entered into a credit agreement with GECC (amended August 28, 1997) providing LOT$OFF with a revolving credit facility through June 16, 2000 of up to $15,000,000. The new credit facility bears interest at a floating rate equal to the published rate for thirty-day commercial paper issued by major corporations (5.58% at August 1, 1997) plus 3% per annum and provides for an unused facility fee of 0.5% per annum. Borrowings under the facility are available in aggregate amounts up to 65% of LOT$OFF's eligible inventory at cost for the period from August 15 through December 15 and up to 60% for the period from December 16 through August 14, subject to certain required reserves. The line of credit is collateralized by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants, including restrictions on the payment of dividends on common stock. The agreement also contains minimum gross margin, minimum EBITDA, minimum inventory, minimum working capital and maximum capital expenditure financial covenants. As of August 1, 1997, LOT$OFF had approximately $5,530,000 available for borrowings under the line (after reserves of approximately $899,000), of which approximately $3,400,000 was committed, leaving a net availability of approximately $2,130,000.

NOTE 4: On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc. v. Banque Paribas (Suisse), S.A., Betafid, S.A., Yanni Koutsoubos, Andalucian Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis Morris, Howard White, Chase Manhattan Bank, N.A. and Aries Peak, Inc., Case No. SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A. ("Paribas"), Betafid S.A., Chase Manhattan Bank, N.A. ("Chase") and certain affiliated individuals and companies in connection with the theft of 1,500,000 shares of the Company's old common stock which certain of the defendants had agreed to purchase. Among other counts, the lawsuit alleges securities fraud, conspiracy and conversion. The conversion claim relates to actions of the defendants in transferring, selling and trading the shares even though the defendants have never paid for such shares. The Company seeks recovery of actual and punitive damages, pre- and post-judgment interest, attorneys' fees and such other remedies to which the company may show itself entitled.

                  Paribas, Chase, Morris and White answered the complaint. Defaults were entered against Arnass, Andalucian Villas, Brocimast, Betafid and Koutsoubos for failure to appear or answer.

                  Paribas moved to dismiss the action for lack of personal jurisdiction, failure to state a claim and for forum non conveniens. The District Court referred all pre-trial matters to U.S. Magistrate Judge John W. Primomo, who denied each of Paribas' motions to dismiss. U.S. District Judge H.F. Garcia has adopted Judge Primomo's rulings in their entirety.

                  On March 20, 1997, Paribas answered the Company's complaint asserting a number of affirmative defenses, including contributory negligence. Paribas also asserted a counterclaim against the Company for defamation. The Company has moved to dismiss this counterclaim and strike Paribas' affirmative defenses. Judge Primomo has recommended such dismissal and the striking of the affirmative defenses. Judge Garcia again adopted Judge Primomo's rulings in their entirety.

                  On June 23, 1997, Paribas moved for summary judgment. Judge Primomo recently recommended that the Company be permitted to proceed against Paribas on counts of securities fraud, conversion and conspiracy. The Court also recommended that the Company be permitted to proceed against Chase for conversion. The parties have largely completed all discovery and are currently preparing a joint pretrial order. This matter is currently set for jury trial on October 14, 1997.

                  On January 9, 1996, the Company filed another lawsuit [50-OFF Stores, Inc. v. Jefferies & Company, Inc. and Jefferies International, Ltd., Cause No. 96-CI-00349] in Bexar County District Court in San Antonio, Texas against the Company's placement agents in the securities offering referenced in the lawsuit discussed above. Among other things, the suit alleges that the defendants breached their contracts with the Company and breached their fiduciary duties to the Company in failing to investigate properly the qualifications of the purchasers they introduced to the Company. The Company seeks to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorney's fees. Both defendants have answered the petition and raised the affirmative defense of contributory negligence. Additionally, Jefferies & Company filed a cross-claim against Howard White. Discovery is proceeding.

                  Soon after the Company filed for protection under the Bankruptcy Code, Jefferies and White removed this case to the Bankruptcy Court. The United States District Court granted the Company's motion to abstain from hearing the case and remanded the case back to the Bexar County District Court.

                  One June 26, 1997, the defendants moved for summary judgment on all claims. Judge Peeples denied the defendant motion as to the Company's breach of contract and breach of fiduciary duty claims.

                  This matter has been specially set for jury trial on March 23, 1998. The Bexar County District Court ordered the parties to conduct mediation of the case. On August 9, 1997, the parties in both lawsuits conducted a mediation. Although the parties were unable to resolve the lawsuits at that time, settlement discussions have continued among the parties.

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

                                                                      Percentage of Sales
                                                          ---------------------------------------------
                                                          Thirteen Weeks Ended   Twenty-six Weeks Ended
                                                          --------------------   ----------------------
                                                             August 1, August 2,  August 1, August 2,
                                                               1997      1996       1997      1996
                                                            ---------  ---------  --------- ---------
Net Sales                                                      100.0 %   100.0 %   100.0 %   100.0 %
Cost of sales                                                   69.5      70.5      67.0      71.1
Selling, advertising, general and
  administrative                                                48.0      40.4      48.4      39.9
Depreciation and amortization                                    1.7       3.0       1.6       3.0
                                                                 ---       ---       ---       ---
Operating income (loss) before
   reorganization items                                        (19.2)    (13.9)    (17.0)    (13.9)
Reorganization items                                             1.9         -       2.2         -
Operating income (loss)                                        (21.1)    (13.9)    (19.2)    (13.9)
Other expense, net                                               1.2       1.9       1.2       1.5
                                                                 ---       ---       ---       ---
Total expenses                                                 122.3     115.8     120.4     115.4
                                                                 ---       ---       ---       ---
Income (loss) before income taxes                              (22.3)    (15.8)    (20.4)    (15.4)
(Benefit from) income taxes                                        -         -         -         -
                                                                 ---       ---       ---       ---
Net income (loss)                                              (22.3)%   (15.8)%   (20.4)%   (15.4)%
                                                               =====     =====     =====     =====



                                         Percentage Change
                          ---------------------------------------------------------
                             Thirteen Weeks Ended          Twenty-six Weeks Ended
                          August 1, 1997 compared to     August 1, 1997 compared to
                             Thirteen Weeks Ended          Twenty-six Weeks Ended
                               August 2, 1996                  August 2, 1996
                          --------------------------     -------------------------

Net sales                            (67.3)%                     (65.2)%
Cost of sales                        (67.7)                      (67.2)
Selling, advertising, general
   and administrative                (61.2)                      (57.8)
Depreciation and amortization        (81.7)                      (81.7)
Operating income (loss) before
   reorganization items              (45.6)                      (42.2)
Reorganization items                   N/A                         N/A
Operating income (loss)              (50.2)                      (45.2)
Other expense, net                   (78.9)                      (71.8)
Income (loss) before income taxes    (53.6)                      (54.1)
(Benefit from) income taxes            -                           -
Net income (loss)                    (53.6)%                     (54.1)%

Thirteen weeks ended August 1, 1997 compared to thirteen weeks ended August 2, 1996:

The net sales decrease of 67.3% for the thirteen weeks ended August 1, 1997 compared to the thirteen weeks ended August 2, 1996 is attributable to a 59.1% decrease in the weighted average number of stores in operation (from 100.3 stores to 41.0 stores) and a decrease in comparable store sales (due primarily to inventory imbalances among the 41 continuing stores and the lack of resources to effectively promote customer traffic to such stores). Also contributing to this decrease were the increased net sales pertaining to liquidations of inventory at thirteen 50-OFF stores in the process of converting to LOT$OFF stores during the thirteen weeks ended August 2, 1996.

Cost of sales as a percentage of net sales decreased from 70.5% for the thirteen weeks ended August 2, 1996 to 69.5% for the thirteen weeks ended August 1, 1997, due primarily to lower markdowns as a percentage of net sales as compared to the comparable period of the prior year when an approximately $2,218,000 write-down of inventories in anticipation of 37 store liquidations scheduled to begin in September was taken.

Selling, advertising, general and administrative expenses increased from 40.4% of net sales for the thirteen weeks ended August 2, 1996 to 48.0% of net sales for the thirteen weeks ended August 1, 1997 due primarily to lower sales. The 61.2% decrease in the amount of selling, advertising, general and administrative expense compared to the thirteen weeks ended August 2, 1996 was the result of the 59.1% decrease in the weighted average number of stores in operation.

Depreciation and amortization decreased by 81.7% in the thirteen weeks ended August 1, 1997 compared to the comparable period of the prior year, due primarily to the substantial decrease in the number of stores in operation and to substantial prior write-downs of fixed assets. In connection with the Filing, the Company recorded as a reorganization expense in later periods of fiscal 1997 the write-down to fair value, as determined by the Company's lender based on the value of certain assets liquidated by the lender and on the Company's, the lender's and an independent party's strategic review, of certain equipment and leasehold improvements. . Other expense, net, decreased to approximately $127,000 in the thirteen weeks ended August 1, 1997 compared to approximately $603,000 in the comparable period of the prior year, due primarily to decreased interest expense attributable to decreased borrowings under the Company's line of credit, a substantially lower effective interest rate on such borrowings and the Company's discontinuing the accrual of interest on certain of its other obligations through June 16, 1997. . The decrease in the Company's loss before income taxes for the thirteen weeks ended August 1, 1997 compared to the thirteen weeks ended August 2, 1996 is primarily due to higher maintained margins (higher initial markups, less promotional pricing, fewer markdowns and less inventory shrinkage) and lower depreciation, amortization and interest expenses, offset, in part, by $200,000 of reorganization expenses.

Income tax benefits related to the losses for the thirteen weeks ended August 1, 1997 and August 2, 1996 were not recognized because the utilization of such benefits is not assured. Such benefits, if any, remaining after the Company's reorganization, are available for recognition in future years.

Twenty-six weeks ended August 1, 1997 compared to twenty-six weeks ended August 2, 1996:

The net sales decrease of 65.2% for the twenty-six weeks ended August 1, 1997 compared to the twenty-six weeks ended August 2, 1996 is attributable to a 58.9% decrease in the weighted average number of stores in operation (from
100.4 stores to 41.3) and a decrease in comparable store sales (due primarily to inventory imbalances among the 41 continuing stores and the lack of resources to effectively promote customer traffic to such stores). Also contributing to this decrease were the increased net sales pertaining to liquidations of inventory at Oklahoma and Dallas area 50-OFF stores in the process of converting to LOT$OFF stores during the thirteen weeks ended August 2, 1996.

Cost of sales as a percentage of net sales decreased from 71.1% for the twenty-six weeks ended August 2, 1996 to 67.0% for the twenty-six weeks ended August 1, 1997, due primarily to lower markdowns as a percentage of net sales (i.e., higher maintained margins) as compared to the comparable period of the prior year when substantial write-downs of inventories in the stores liquidated in connection with the conversions discussed above and scheduled for late May 1996 through early July 1996 or in the 37 stores scheduled to be liquidated and closed in September 1996 were taken.

Selling, advertising, general and administrative expenses increased to 48.4% of net sales for the twenty-six weeks ended August 1, 1997 from 39.9% of net sales for the twenty-six weeks ended August 2, 1996 due primarily to lower sales. The 57.8% decrease in the amount of selling, advertising, general and administrative expense compared to the twenty-six weeks ended August 2, 1996 was the result of the 58.9% decrease in the weighted average number of stores in operation.

Depreciation and amortization decreased by 81.7% in the twenty-six weeks ended August 1, 1997 compared to the comparable period of the prior year, due to the substantial decrease in the number of stores in operation and to substantial prior write-downs of fixed assets. In connection with the Filing, the Company recorded as a reorganization expense in later periods of fiscal 1997 the write-down to fair value, as determined by the Company's lender based on the value of certain assets liquidated by the lender and on the Company's, the lender's and an independent party's strategic review, of certain equipment and leasehold improvements.

Other expense, net decreased to approximately $269,000 in the twenty-six weeks ended August 2, 1996 compared to approximately $954,000 in the comparable period of the prior year, due primarily to decreased interest expense attributable to decreased borrowings under the Company's line of credit, a substantially lower effective interest rate on such borrowings and the Company's discontinuing the accrual of interest on certain of its other obligations through June 16, 1997.

The decrease in the Company's loss before income taxes for the twenty-six weeks ended August 1, 1997 compared to the twenty-six weeks ended August 2, 1996 is primarily due to higher maintained margins (higher initial markups, less promotional pricing, fewer markdowns and less inventory shrinkage) and lower depreciation, amortization and interest expenses, offset, in part, by $500,000 of reorganization expenses.

Income tax benefits related to the losses for the twenty-six weeks ended August 1, 1997 and August 2, 1996 were not recognized because the utilization of such benefits is not assured. Such benefits, if any, remaining after the Company's reorganization, are available for recognition in future years. As of August 1, 1997, the Company had federal tax net operating loss carryforwards of approximately $52,875,000 expiring through 2013, alternative minimum tax credit carryforwards of approximately $337,000 which are available to offset regular federal income taxes in the future until fully utilized, and targeted jobs credit carryforwards of approximately $178,000 expiring in 2006 through 2009. As a result of the Chapter 11 proceedings and the related Plan of Reorganization, the net operating loss (NOL) carryforwards, tax credit carryforwards and other tax attributes of the Company will be reduced (perhaps significantly) as a result of debt forgiveness income in accordance with section 108(b) of the Internal Revenue Code (IRC). In addition, IRC section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year testing period. Under the Plan of Reorganization, the ownership of the Company may be deemed to have changed by more than fifty percent. Accordingly, to the extent NOL and tax credit carryforwards remain after reduction under IRC section 108(b), the ability to utilize such remaining NOL and tax credit carryforwards may be significantly restricted.

Store Conversion Program

The Company is proceeding with its store conversion program, from an off-price ("50-OFF") to a close-out ("LOT$OFF") retailing concept, at 17 store locations in 13 markets. The week of August 25, 1997, such conversions were implemented at the Company's store locations in Brownsville, Harlingen, Pharr, McAllen, Roma and Laredo, Texas with "Grand Re-Openings" on Saturday, August 30, and running through Labor Day weekend. The balance of the conversions (in Albuquerque, Baton Rouge, Bossier City, El Paso, Memphis, New Orleans and Shreveport) are scheduled for the week of September 28 with "Grand Re-Openings" planned for Saturday, October 4. Upon completion of these conversions, the Company will have all 41 of its stores (Texas, Louisiana, Oklahoma, New Mexico and Tennessee) converted to the Company's new store name ("LOT$OFF") and retailing concept.

Liquidity and Capital Resources

The Company began fiscal 1998 with cash of $491,297. During the twenty-six weeks ended August 1, 1997, the Company decreased borrowings by a net of $1,932,878, used $2,017,265 in operating activities, used $182,549 for capital expenditures in refurbishing existing stores and converting ten 50-OFF stores to LOT$OFF stores, received net proceeds of $4,094,783 from its rights offering and ended the period with cash on hand of $453,388.

On June 16, 1997, LOT$OFF, as part of its Plan of Reorganization and with the approval of the Bankruptcy Court, entered into a credit agreement with GECC (amended August 28, 1997) providing LOT$OFF with a revolving credit facility through June 16, 2000 of up to $15,000,000. See Note 3 of "Notes to Condensed Consolidated Financial Statements," above. As of September 8, 1997, LOT$OFF had approximately $6,270,000 available for borrowings under the line (after reserves of approximately $895,000), of which approximately $4,361,000 was committed, leaving a net availability of approximately $1,909,000.

The Company believes borrowings available under its revolving credit facility, trade credit, its restructuring of certain obligations under the Plan, its operating cash flow and its cash on hand, together with the net proceeds from the rights offering (see Note 1 of "Notes to Condensed Consolidated Financial Statements," above), will be adequate to finance its operations, including increased inventories for its 41 continuing stores, to convert the remaining 17 50-OFF stores to LOT$OFF stores and for other general corporate purposes, including financing the balance of the Company's exit from bankruptcy (estimated to require, as of September 8, 1997, approximately $735,000, approximately $500,000 of which will be paid over approximately four months) through the remainder of fiscal 1998. No assurance can be given, however, that such sources of capital will be sufficient or that the Company will be successful in its continuing efforts to reverse recent business trends and return to profitability. The receipt of proceeds from the significant litigation brought by the Company could add significantly to the Company's capital resources and liquidity (see "Significant Litigation," below).

If the Company's plans to improve operations are not successful, management will consider, among other alternatives, strategic and/or financial alliances with third parties and the merger, sale or liquidation of all or a part of the Company. See Note 2 of "Notes to Condensed Consolidated Financial Statements," above.

Significant Litigation

The Company has filed a lawsuit related to certain parties' breaches of contractual obligations to purchase 1,500,000 shares of the Company's old common stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously prosecute this matter and to pursue all available avenues to effect the receipt of payment for such shares, plus actual and punitive damages. The Company, based upon advice of counsel, believes that it will obtain a favorable judgment or result in this court action. See Note 4 of "Notes to Condensed Consolidated Financial Statements," above, for further discussion of this matter and information pertaining to a related lawsuit filed by the Company against the placement agents. Both suits are being handled by counsel on a contingency basis.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

See Note 4 of "Notes to Condensed Consolidated Financial Statements," herein, regarding lawsuits filed in February 1995 and January 1996. Such lawsuits were also reported in the Company's annual reports on Form 10-K for the fiscal years ended February 3, 1995, February 2, 1996 and January 31, 1997.

The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 2. CHANGES IN SECURITIES

On October 9, 1996 (the "Petition Date"), the Company and its significant subsidiaries filed petitions (the "Filing") for relief under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). A plan of reorganization ("the Plan" or "Plan of Reorganization") was filed on February 26, 1997, amended on March 27, 1997, confirmed by the Bankruptcy Court on June 3, 1997 and implemented on June 16, 1997 (the "Effective Date"). On the Effective Date certain key elements of the Plan were implemented, including the changing of the Company's corporate name from 50-OFF Stores, Inc. to LOT$OFF Corporation ("LOT$OFF") and the cancellation of all common stock in 50-OFF Stores, Inc. The Plan provided for the recapitalization of the Company, partially through cash raised from the Company's existing common stockholders. On June 16, 1997, the Plan went effective, and the Company issued 856,080 shares of LOT$OFF Series A Preferred Stock (each such share has a liquidation preference of $5.00, is convertible into two shares of LOT$OFF Common Stock and is entitled to a 5.5%, $0.275, cumulative annual dividend; LOTSP: CUSIP #545674202) and 856,080 shares of LOT$OFF Common Stock (LOTS: CUSIP # 545674103) to subscribers in its rights offering for gross proceeds of $4,280,400. The Company's Plan of Reorganization also provided for the cancellation of all non-priority unsecured indebtedness of the Company. Such cancellation caused the elimination of approximately $24.9 million of unsecured debt and $3.3 million of collateralized debt, which was initially converted to an unsecured claim, from the Company's balance sheet. Each holder of an allowed general unsecured claim will, in cancellation of its claim, receive a pro rata share of LOT$OFF's Series B Preferred Stock (798,210 shares, having a liquidation preference of $3,991,050, in the aggregate). Each share of Series B Preferred Stock is convertible into two shares of

LOT$OFF Common Stock. Certain obligations of the Company to such holders of Series B Preferred Stock will be secured by two liens against potential net lawsuit proceeds from significant litigation being prosecuted by the Company. See Note 4 to "Notes to Condensed Consolidated Financial Statements," herein. As net proceeds (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of Series B Preferred Stock will receive (i) Series A Conversion Rights, which provide for the conversion of Series B Preferred Stock to Series A Preferred Stock, until net proceeds reach $3,991,050 and (ii) Series A Preferred Stock for net proceeds in excess of $3,991,050 (provided that "excess" net proceeds, as defined in the Plan, will be paid in cash). The receipt of Series A Conversion Rights, Series A Preferred Stock and/or cash by holders of Series B Preferred Stock will result in a proportionate release of the liens.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                  Exhibit 10.6 - General Electric Capital Corporation Revolving
                                 Credit Agreement
                  Exhibit 10.7 - First Amendment to General Electric Capital
                                 Corporation Revolving Credit Agreement
                  Exhibit 27.0 - Financial Data Schedule

No other exhibits are required to be filed by the Registrant under Item 601 of Regulation S-K with this report on Form 10-Q.

(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended August 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                           LOT$OFF CORPORATION


                                           By: /s/ Charles J. Fuhrmann II
                                               -----------------------------
                                               Charles J. Fuhrmann II,
                                               Chairman, President and Chief
                                               Executive and Financial Officer


                                           By: /s/ James G. Scogin
                                               -----------------------------
                                               James G. Scogin, Vice-President,
                                               Controller, Chief Accounting
                                               Officer, Treasurer and Secretary

                                 EXHIBIT INDEX


                                                                                                  Page
Exhibit 10.6 - General Electric Capital Corporation Revolving Credit Agreement . . . . . . . . .    21
Exhibit 10.7 - First Amendment to General Electric Capital Corporation
               Revolving Credit Agreement  . . . . . . . . . . . . . . . . . . . . . . . . . . .   114
Exhibit 27.0 - Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   119
