Form 10-Q/A
period 1997-08-01
50 OFF STORES INC
filed 1997-09-19
CIK 735584

                                   FORM 10-QA


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


                                  --------




LOT$OFF Corporation hereby amends the following items, financial statements, exibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended August 1, 1997 by amending Part I, Item 1 - Financial Statements (Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended August 1, 1997 - Cash Flows From Operating Activity).

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                                                  Twenty-six Weeks Ended
                                                                         --------------------------------------
                                                                             August 1, 1997    August 2, 1996
                                                                         -------------------  -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net  income (loss)                                                              $(4,543,433)   $(9,899,641)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                     354,570      1,937,074
  Reorganization items                                                              500,000              -
  Non-cash interest expense on long-term debt                                             -        117,981
Changes in assets and liabilities:
  Accounts receivable                                                               101,383        417,011
  Merchandise inventories                                                         1,899,556     (1,161,523)
  Prepaid and other current assets                                                 (155,266)      (505,108)
  Other assets                                                                      (72,841)      (311,698)
  Accounts payable-trade                                                            101,309      5,947,281
  Accounts payable-other                                                           (300,469)    (1,148,744)
  Accrued expenses and other
    current liabilities                                                              97,926        329,568
  Closed store costs                                                                      -       (269,017)
                                                                                 -----------    -----------

Net cash provided by (used in) operating
    activities                                                                   (2,017,265)    (4,546,816)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Capital expenditures                                                               (182,549)      (433,350)
                                                                                 ----------    -----------
Net cash provided by (used in) investing activities                                (182,549)      (433,350)
                                                                                 ----------    -----------











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


                                           Date: September 19, 1997