Form 10-Q/A
period 1997-08-01
50 OFF STORES INC
filed 1997-12-09
CIK 735584

                                   FORM 10-QA2

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-13076

                               LOT$OFF CORPORATION


                     DELAWARE                                                                 74-2640559
----------------------------------------------------                        -------------------------------------------------
 (State or other jurisdiction of incorporation or                                           (I.R.S. Employer
                   organization                                                           Identification No.)

       8750 Tesoro Drive, San Antonio, Texas                                                   78217-0555
----------------------------------------------------                        -------------------------------------------------
     (Address of principal executive offices)                                                  (Zip Code)

                            Telephone: (210) 805-9300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No:
                                             ----

                             ----------------------

856,080 shares of the Registrant's common stock were outstanding at August 1, 1997. On June 15, 1997, the date immediately preceding the Effective Date of the Registrant's Plan of Reorganization, as amended and modified, there were 12,200,915 shares of the Registrant's old common stock outstanding, all of which were cancelled on the Effective Date.

                             ----------------------

There are 22 pages in the sequentially numbered, manually signed original. The exhibit index is located on page 21

                                 FORM 10-Q INDEX

                                     PART I

                                                                                                                         PAGE

ITEM 1.          Financial Statements............................................................................         3

                 Condensed Consolidated Balance Sheets:  August 1, 1997 (unaudited);
                 January 31, 1997; and August 2, 1996 (unaudited)................................................         3

                 Condensed Consolidated Statements of Operations:  thirteen and twenty-six weeks
                 ended August 1, 1997 (unaudited); and  thirteen and twenty-six weeks ended August 2, 1996                5
                 (unaudited).....................................................................................

                 Condensed Consolidated Statements of Cash Flows:  twenty-six weeks
                 ended August 1, 1997 (unaudited); and twenty-six weeks ended August 2, 1996 (unaudited).........         6

                 Notes to Condensed Consolidated Financial Statements (unaudited)................................         8

ITEM 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.......................................................................        14

                                                              PART II

ITEM 1.          Legal Proceedings ..............................................................................        18

ITEM 2.          Changes in Securities...........................................................................        18

ITEM 3.          Defaults Upon Senior Securities.................................................................        19

ITEM 4.          Submission of Matters to a Vote of Security Holders.............................................        19

ITEM 5.          Other Information ..............................................................................        19

ITEM 6.          Exhibits and Reports on Form 8-K ...............................................................        19

                 Signatures .....................................................................................        20

                 Exhibit Index...................................................................................        21

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                      LOT$OFF CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                          August 1, 1997    January 31, 1997    August 2, 1996
                                          --------------    ----------------    --------------

CURRENT ASSETS:
Cash and cash equivalents                  $   453,388         $   491,297         $   592,931
Cash in escrow                                    --               330,000                --
Accounts receivable                            616,469             717,852             712,593
Merchandise inventories                     11,075,402          12,974,958          28,915,488
Prepaid and other current assets               548,792             393,526             942,334
                                           -----------         -----------         -----------
TOTAL CURRENT ASSETS                        12,694,051          14,907,633          31,163,346
                                           -----------         -----------         -----------

PROPERTY AND
 EQUIPMENT-NET                               3,816,739           3,988,760          10,821,292

OTHER ASSETS                                   431,184             358,343           1,203,941
                                           -----------         -----------         -----------

TOTAL ASSETS                               $16,941,974         $19,254,736         $43,188,579
                                           ===========         ===========         ===========















  See accompanying notes to these condensed consolidated financial statements.

                      LOT$OFF CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY



                                         August 1, 1997   January 31, 1997   August 2, 1996
                                         --------------   ----------------   --------------
CURRENT LIABILITIES:
   Credit facility                        $  3,400,369      $  5,396,580      $ 16,967,884
   Accounts payable-trade                    1,483,017         1,381,708        14,542,527
   Accounts payable-other                    2,858,546         2,032,512         3,089,379
   Accrued expenses and
      other current liabilities              1,855,394         1,757,468         3,609,661
   Current portion of closed store
      costs                                       --                --             899,196
   Current portion of long-term debt              --             266,667         4,770,798
                                          ------------      ------------      ------------

TOTAL CURRENT LIABILITIES                    9,597,326        10,834,935        43,879,445

LONG-TERM DEBT, less
   current portion                           1,444,762              --                --

LIABILITIES SUBJECT TO
   COMPROMISE                                     --          30,250,544              --

STOCKHOLDERS' (DEFICIT)
   EQUITY:
   Series A preferred stock                  4,280,400              --                --
   Series B preferred stock                  3,991,050              --                --
   Common stock                                  8,561           122,009           122,009
   Additional paid-in capital               56,147,275        36,022,264        36,022,264
   Subscription receivable                        --          (3,991,050)       (3,991,050)
   Accumulated deficit                     (58,527,400)      (53,983,966)      (32,844,089)
                                          ------------      ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                   5,899,886       (21,830,743)         (690,886)
                                          ------------      ------------      ------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                   $ 16,941,974      $ 19,254,736      $ 43,188,579
                                          ============      ============      ============






  See accompanying notes to these condensed consolidated financial statements.

                      LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                           Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                     ---------------------------------     ----------------------------------
                                     August 1, 1997     August 2, 1996     August 1, 1997      August 2, 1996
                                     --------------     --------------     --------------      --------------

NET SALES                             $ 10,381,017       $ 31,708,019       $ 22,300,169       $ 64,123,428
COST OF SALES                            7,213,237         22,349,660         14,933,784         45,583,056
                                      ------------       ------------       ------------       ------------

GROSS PROFIT                             3,167,780          9,358,359          7,366,385         18,540,372
                                      ------------       ------------       ------------       ------------

OPERATING EXPENSES:
  Selling, advertising, general
      and administrative                 4,980,380         12,787,621         10,785,809         25,548,943
  Depreciation and  amortization           177,285            966,597            354,570          1,937,074
  Reorganization items                     200,000         12,570,090            500,000         12,570,090
                                      ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                 5,357,665         26,324,308         11,640,379         40,056,107
                                      ------------       ------------       ------------       ------------

OPERATING INCOME (LOSS)                 (2,189,885)       (16,965,949)        (4,273,994)       (21,515,735)

OTHER EXPENSE (INCOME):
   Interest income                         (17,476)           (20,573)           (42,190)           (40,239)
   Interest expense                        144,701            623,081            311,629            994,235
                                      ------------       ------------       ------------       ------------
TOTAL OTHER EXPENSE
 (INCOME)                                  127,225            602,508            269,439            953,996
                                      ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE  INCOME
  TAXES                                 (2,317,110)       (17,568,457)        (4,543,433)       (22,469,731)

(BENEFIT FROM)  INCOME TAXES                  --                 --                 --                 --
                                      ------------       ------------       ------------       ------------


NET INCOME (LOSS)                       (2,317,110)       (17,568,457)        (4,543,433)       (22,469,731)

PREFERRED DIVIDENDS                        (30,315)              --              (30,315)              --
                                      ------------       ------------       ------------       ------------

EARNINGS APPLICABLE TO
  COMMON STOCK                        $ (2,347,425)      $(17,568,457)      $ (4,573,748)      $(22,469,731)
                                      ============       ============       ============       ============

INCOME (LOSS) PER SHARE OF
  COMMON STOCK                        $      (0.37)      $      (1.44)      $      (0.49)      $      (1.84)
                                      ============       ============       ============       ============

WEIGHTED AVERAGE SHARES                  6,341,495         12,200,915          9,271,205         12,200,915
                                      ============       ============       ============       ============



  See accompanying notes to these condensed consolidated financial statements.

                      LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                               Twenty-six Weeks Ended
                                                          ----------------------------------
                                                          August 1, 1997      August 2, 1996
                                                          --------------      --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)                                          $ (4,543,433)      $(22,469,731)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                 354,570          1,937,074
  Reorganization items                                          500,000         12,570,090
  Non-cash interest expense on long-term debt                      --              117,981
Changes in assets and liabilities:
  Accounts receivable                                           101,383            417,011
  Merchandise inventories                                     1,899,556         (1,161,523)
  Prepaid and other current assets                             (155,266)          (505,108)
  Other assets                                                  (72,841)          (311,698)
  Accounts payable-trade                                        101,309          5,947,281
  Accounts payable-other                                       (300,469)        (1,148,744)
  Accrued expenses and other
    current liabilities                                          97,926            329,568
  Closed store costs                                               --             (269,017)
                                                           ------------       ------------

Net cash provided by (used in) operating
    activities                                               (2,017,265)        (4,546,816)
                                                           ------------       ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Capital expenditures                                           (182,549)          (433,350)
                                                           ------------       ------------
Net cash provided by (used in) investing activities            (182,549)          (433,350)
                                                           ------------       ------------









  See accompanying notes to these condensed consolidated financial statements.

                      LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                   Twenty-six Weeks Ended
                                                              ---------------------------------
                                                              August 1, 1997     August 2, 1996
                                                              --------------     --------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from credit facility                                   28,251,967         47,791,460
Payments on credit facility                                    (30,248,178)       (42,041,627)
Payments on long-term debt                                        (266,667)          (518,070)
Net proceeds from sale of common and preferred
  stock                                                          4,094,783               --
Cash in escrow                                                     330,000               --
                                                              ------------       ------------

Net cash provided by (used in) financing
  activities                                                     2,161,905          5,231,763
                                                              ------------       ------------

Increase (decrease) in cash and cash equivalents              $    (37,909)      $    251,597
Cash and cash equivalents at
  beginning of period                                              491,297            341,334
                                                              ------------       ------------

Cash and cash equivalents at
  end of period                                               $    453,388       $    592,931
                                                              ============       ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                   $    311,629       $    876,254
   Income taxes                                                       --                 --

SUPPLEMENTAL SCHEDULE OF NON-CASH  FINANCIAL ACTIVITIES:
Conversion of liabilities subject to compromise to
   long-term debt                                             $  1,444,762               --
Conversion of liabilities subject to compromise to
   accounts payable-other                                     $    626,503               --
Conversion of liabilities subject to compromise to
   Series B preferred stock                                   $  3,991,050               --
Conversion of liabilities subject to compromise to
   additional paid in capital                                 $ 24,188,229               --



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

                  The Company's Plan of Reorganization also provided for the cancellation of all non-priority unsecured indebtedness of the Company. Such cancellation caused the elimination of approximately $24.9 million of unsecured debt and $3.3 million of collateralized debt, which was initially converted to an unsecured claim, from the Company's balance sheet. Each holder of an allowed general unsecured claim will, in cancellation of its claim, receive a pro rata share of LOT$OFF's Series B Preferred Stock (798,210 shares, having a liquidation preference of $3,991,050, in the aggregate). Each share of Series B Preferred Stock is convertible into two shares of LOT$OFF Common Stock. Certain obligations of the Company to such holders of Series B Preferred Stock will be secured by two liens against potential net lawsuit proceeds from significant litigation being prosecuted by the Company. See
                  Note 4. As net proceeds (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of Series B Preferred Stock will receive (i) Series A Conversion Rights, which provide for the conversion of Series B Preferred Stock to Series A Preferred Stock, until net proceeds reach $3,991,050 and (ii) Series A Preferred Stock or cash for net proceeds in excess of $3,991,050 (as described in the Plan) up to the full face amount of the allowed general unsecured claims. The receipt of Series A Conversion Rights, Series A Preferred Stock and/or cash by holders of Series B Preferred Stock will result in a proportionate release of the liens. By issuing such Series B Preferred Stock to general unsecured creditors, such creditors are essentially receiving the net value of the Company's litigation (up to the full face amount of the allowed general unsecured claims) which was pending pre-Petition Date.

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

NOTE 4: The following table shows performa earning per share calculated assuming that the Company's emergence from bankruptcy and the resulting recapitalization discussed in
                  Note 2 occurred as of the beginning of each period.

                                                 13 Weeks          13 Weeks           26 Weeks         26 Weeks
                                               Aug. 1, 1997      Aug. 2, 1996       Aug. 1, 1997     Aug. 2, 1996
                                               ------------      -------------      ------------     ------------

                  Net Loss                     $ (2,317,110)      $(17,568,457)      $ (4,543,433)      $(22,469,731)
                  Preferred Dividends               (58,694)           (58,694)          (117,389)          (117,389)
                                               ------------       ------------       ------------       ------------
                  Earnings Applicable
                    to Common Stock            $ (2,375,804)      $(17,627,151)      $ (4,660,822)      $(22,587,120)
                                               ============       ============       ============       ============

                  Weighted Average Shares           856,080            856,080            856,080            856,080

                  Earnings Per Share           $      (2.78)      $     (20.59)      $      (5.44)      $     (26.38)
                                               ============       ============       ============       ============

NOTE 5: The Company has restated previously reported numbers for the thirteen and twenty-six week periods ended August 2, 1996 for certain asset writedowns that were previously recorded in the thirteen week periods ended November 1, 1996 and January 31, 1997. A fixed asset impairment of $12.6 million related to the 37 stores which began to be closed in September 1996 has been recorded as of August 1, 1996. Although the decision to close the 37 stores was not approved by the Board of Directors until the third quarter of fiscal 97, the decision was made prior to the issuance of the Company's August 2, 1996 financial statements, resulting in an impairment recognized in the Company's August 2, 1996 financial statements.


                                                        Thirteen Weeks      Twenty-Six Weeks
                                                          Aug. 2, 1996        Aug. 2, 1996
                                                       ---------------      ----------------

                  Net Loss as Previously Reported      $   (4,998,367)      $   (9,899,641)
                  Adjustment                              (12,570,090)         (12,570,090)
                                                       --------------       --------------
                  Restated Net Loss                    $  (17,568,457)      $  (22,469,731)
                                                       ==============       ==============


                  Loss Per Share of Common Stock
                    as Previously Reported             $        (0.41)      $        (0.81)
                  Adjustment                           $        (1.03)      $        (1.03)
                                                       --------------       --------------

                  Restated Loss Per Share of
                    Common Stock                       $        (1.44)      $        (1.84)
                                                       --------------       --------------


NOTE 6: On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc. v. Banque Paribas (Suisse), S.A., Betafid, S.A., Yanni Koutsoubos, Andalucian Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis Morris, Howard White, Chase Manhattan Bank, N.A. and Aries Peak, Inc., Case No. SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A. ("Paribas"), Betafid S.A., Chase Manhattan Bank, N.A. ("Chase") and certain affiliated individuals and companies in connection with the theft of 1,500,000 shares of the Company's old common stock which certain of the defendants had agreed to purchase. Among other counts, the lawsuit alleges securities fraud, conspiracy and conversion. The conversion claim relates to actions of the defendants in transferring, selling and trading the shares even though the defendants have never paid for such shares. The Company seeks recovery of actual and punitive damages, pre- and post-judgment interest, attorneys' fees and such other remedies to which the company may show itself entitled.

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

On June 26, 1997, the defendants moved for summary judgment on all claims.
Judge Peeples denied the defendant motion as to the Company's breach of contract and breach of fiduciary duty claims.

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

                                                                          Percentage of Sales
                                                   -----------------------------------------------------------
                                                       Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                   ----------------------------     --------------------------
                                                     August 1,        August 2,      August 1,       August 2,
                                                       1997             1996           1997            1996
                                                   -----------       ----------      ---------       ---------

Net Sales ........................................   100.0%            100.0%         100.0%          100.0%
Cost of sales ....................................    69.5              70.5           67.0            71.1
Selling, advertising, general and
  administrative .................................    48.0              40.4           48.4            39.9
Depreciation and amortization ....................     1.7               3.0            1.6             3.0
                                                     -----             -----          -----           -----
Operating income (loss) before
   reorganization items ..........................   (19.2)            (13.9)         (17.0)          (13.9)
Reorganization items .............................     1.9              39.6            2.2            19.6
Operating income (loss) ..........................   (21.1)            (53.5)         (19.2)          (33.5)
Other expense, net ...............................     1.2               1.9            1.2             1.5
                                                     -----             -----          -----           -----
Total expenses ...................................   122.3             155.4          120.4           135.0
                                                     -----             -----          -----           -----
Income (loss) before income taxes ................   (22.3)            (55.4)         (20.4)          (35.0)
(Benefit from) income taxes ......................      --                --             --              --
                                                     -----             -----          -----           -----

Net income (loss) ................................   (22.3)%           (55.4)%        (20.4)%         (35.0)%
                                                     =====             =====          =====           =====

                                                                                  Percentage Change
                                                  ----------------------------------------------------------------------------------
                                                           Thirteen Weeks Ended                     Twenty-six Weeks Ended
                                                        August 1, 1997 compared to                August 1, 1997 compared to
                                                           Thirteen Weeks Ended                     Twenty-six Weeks Ended
                                                              August 2, 1996                            August 2, 1996
                                                  ---------------------------------------   ----------------------------------------

Net sales ........................................              (67.3)%                                       (65.2)%
Cost of sales ....................................              (67.7)                                        (67.2)
Selling, advertising, general
   and administrative ............................              (61.2)                                        (57.8)
Depreciation and amortization ....................              (81.7)                                        (81.7)
Operating income (loss) before
   reorganization items ..........................              (45.6)                                        (42.2)
Reorganization items .............................               N/A                                           N/A
Operating income (loss) ..........................              (87.1)                                        (80.1)
Other expense, net ...............................              (78.9)                                        (71.8)
Income (loss) before income taxes ................              (86.8)                                        (79.8)
(Benefit from) income taxes ......................                --                                            --
Net income (loss) ................................              (86.8)%                                       (79.8)%

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

Depreciation and amortization decreased by 81.7% in the thirteen weeks ended August 1, 1997 compared to the comparable period of the prior year, due primarily to the substantial decrease in the number of stores in operation and to substantial prior write-downs of fixed assets. In connection with the Filing, the Company recorded as a reorganization expense $12,570,000 in the second quarter and additional amount in later periods of fiscal 1997 for the write-down to fair value, as determined by the Company's lender based on the value of certain assets liquidated by the lender and on the Company's, the lender's and an independent party's strategic review, of certain equipment and leasehold improvements.

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

The decrease in the Company's loss before income taxes for the thirteen weeks ended August 1, 1997 compared to the thirteen weeks ended August 2, 1996 is primarily due to higher maintained margins (higher initial markups, less promotional pricing, fewer markdowns and less inventory shrinkage) and lower depreciation, amortization, interest expenses and reorganization expenses.

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

Depreciation and amortization decreased by 81.7% in the twenty-six weeks ended August 1, 1997 compared to the comparable period of the prior year, due to the substantial decrease in the number of stores in operation and to substantial prior write-downs of fixed assets. In connection with the Filing, the Company recorded as a reorganization expense $12,570,000 in the second quarter and additional amounts in later periods of fiscal 1997 for the write-down to fair value, as determined by the Company's lender based on the value of certain assets liquidated by the lender and on the Company's, the lender's and an independent party's strategic review, of certain equipment and leasehold improvements.

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

The decrease in the Company's loss before income taxes for the twenty-six weeks ended August 1, 1997 compared to the twenty-six weeks ended August 2, 1996 is primarily due to higher maintained margins (higher initial markups, less promotional pricing, fewer markdowns and less inventory shrinkage) and lower depreciation, amortization, interest expenses and reorganization expenses.

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

 ITEM 2. CHANGES IN SECURITIES

On October 9, 1996 (the "Petition Date"), the Company and its significant subsidiaries filed petitions (the "Filing") for relief under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). A plan of reorganization ("the Plan" or "Plan of Reorganization") was filed on February 26, 1997, amended on March 27, 1997, confirmed by the Bankruptcy Court on June 3, 1997 and implemented on June 16, 1997 (the "Effective Date"). On the Effective Date certain key elements of the Plan were implemented, including the changing of the Company's corporate name from 50-OFF Stores, Inc. to LOT$OFF Corporation ("LOT$OFF") and the cancellation of all common stock in 50-OFF Stores, Inc. The Plan provided for the recapitalization of the Company, partially through cash raised from the Company's existing common stockholders. On June 16, 1997, the Plan went effective, and the Company issued 856,080 shares of LOT$OFF Series A Preferred Stock (each such share has a liquidation preference of $5.00, is convertible into two shares of LOT$OFF Common Stock and is entitled to a 5.5%, $0.275, cumulative annual dividend; LOTSP: CUSIP #545674202) and 856,080 shares of LOT$OFF Common Stock (LOTS: CUSIP # 545674103) to subscribers in its rights offering for gross proceeds of $4,280,400. The Company's Plan of Reorganization also provided for the cancellation of all non-priority unsecured indebtedness of the Company. Such cancellation caused the elimination of approximately $24.9 million of unsecured debt and $3.3 million of collateralized debt, which was initially converted to an unsecured claim, from the Company's balance sheet. Each holder of an allowed general unsecured claim will, in cancellation of its claim, receive a pro rata share of LOT$OFF's Series B Preferred Stock (798,210 shares, having a liquidation preference of $3,991,050, in the aggregate). Each share of Series B Preferred Stock is convertible into two shares of

LOT$OFF Common Stock. Certain obligations of the Company to such holders of Series B Preferred Stock will be secured by two liens against potential net lawsuit proceeds from significant litigation being prosecuted by the Company. See Note 4 to "Notes to Condensed Consolidated Financial Statements," herein. As net proceeds (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of Series B Preferred Stock will receive
(i) Series A Conversion Rights, which provide for the conversion of Series B Preferred Stock to Series A Preferred Stock, until net proceeds reach $3,991,050 and (ii) Series A Preferred Stock or cash for net proceeds in excess of $3,991,050 (as described in the Plan) up to the full face amount of the allowed general unsecured claims. The receipt of Series A Conversion Rights, Series A Preferred Stock and/or cash by holders of Series B Preferred Stock will result in a proportionate release of the liens.

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


                                        By:  /s/ Jeff Seidel
                                             ----------------------------------
                                             Jeff Seidel, Vice-President,
                                             Chief Accounting Officer, Treasurer
                                             and Secretary


                                        Date: December 9, 1997

                                  EXHIBIT INDEX

                                                                  Page

Exhibit 27.0 - Financial Data Schedule......................      22