Form 10-Q
period 1997-10-31
LOTSOFF CORP
filed 1997-12-15
CIK 735584

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark one)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-13076

                              LOT$OFF CORPORATION

                 DELAWARE                                    74-2640559
--------------------------------------------        ----------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

  8750 Tesoro Drive, San Antonio, Texas                  78217-0555
--------------------------------------------        ----------------------------
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

                            ------------------------

856,080 shares of the Registrant's common stock were outstanding at October 31, 1997.

                            ------------------------

There are 22 pages in the sequentially numbered, manually signed original. The exhibit index is located on page 21.

                                FORM 10-Q INDEX


                                                                                                                        PAGE
                                     PART I

ITEM 1           Financial Statements ................................................................................    3

                 Condensed Consolidated Balance Sheets:  October 31, 1997 (unaudited);
                 January 31, 1997; and November 1, 1996 (unaudited) ..................................................    3

                 Condensed Consolidated Statements of Operations:  thirteen and thirty-nine weeks ended October 31, 1997 (unaudited); and  thirteen and thirty-nine weeks ended November 1,
                 1996 (unaudited) ....................................................................................    5

                 Condensed Consolidated Statements of Cash Flows:  thirty-nine weeks
                 ended October 31, 1997 (unaudited); and thirty-nine weeks ended November 1, 1996 (unaudited) ........    6

                 Notes to Condensed Consolidated Financial Statements (unaudited) ....................................    8

ITEM 2           Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...........................................................................   14

                                    PART II

ITEM 1           Legal Proceedings ...................................................................................   19

ITEM 3           Defaults Upon Senior Securities .....................................................................   19

ITEM 6           Exhibits and Reports on Form 8-K ....................................................................   19

                 Signatures ..........................................................................................   20

                 Exhibit Index .......................................................................................   21

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                      LOT$OFF CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                              October 31, 1997  January 31, 1997  November 1, 1996
                              ----------------  ----------------  ----------------
CURRENT ASSETS:
Cash and cash equivalents       $   511,137       $   491,297       $ 2,034,429
Cash in escrow                           --           330,000                --
Accounts receivable                 725,436           717,852         1,266,219
Merchandise inventories          16,180,959        12,974,958        15,342,362
Prepayments and other
current  assets                     747,756           393,526           498,237
                                -----------       -----------       -----------

TOTAL CURRENT ASSETS             18,165,288        14,907,633        19,141,247
                                -----------       -----------       -----------

PROPERTY AND
 EQUIPMENT-NET                    3,831,268         3,988,760         4,391,037

OTHER ASSETS                        405,275           358,343         1,061,843
                                -----------       -----------       -----------

TOTAL ASSETS                    $22,401,831       $19,254,736       $24,594,127
                                ===========       ===========       ===========








 See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                         October 31, 1997    January 31, 1997    November 1, 1996
                                         ----------------    ----------------    ----------------
CURRENT LIABILITIES:
   Credit facility                         $  8,849,527        $  5,396,580        $  7,335,364
   Accounts payable-trade                     4,826,459           1,381,708             250,365
   Accounts payable-other                     2,166,380           2,032,512           1,097,693
   Accrued expenses and
      other current liabilities               2,230,399           1,757,468             462,451
   Current portion of long-term debt             42,804             266,667             266,667
                                           ------------        ------------        ------------
TOTAL CURRENT LIABILITIES                    18,115,569          10,834,935           9,412,540

LONG-TERM DEBT, less
   current portion                            1,401,339                  --                  --

LIABILITIES SUBJECT TO
   COMPROMISE                                        --          30,250,544          30,446,376

STOCKHOLDERS' (DEFICIT)
   EQUITY:
   Series A preferred stock                   4,280,400                  --                  --
   Series B preferred stock                   3,991,050                  --                  --
   Common stock                                   8,561             122,009             122,009
   Additional paid-in capital                56,147,275          36,022,264          36,022,264
   Subscription receivable                           --          (3,991,050)         (3,991,050)
   Accumulated deficit                      (61,542,363)        (53,983,966)        (47,418,012)
                                           ------------        ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                    2,884,923         (21,830,743)        (15,264,789)
                                           ------------        ------------        ------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                    $ 22,401,831        $ 19,254,736        $ 24,594,127
                                           ============        ============        ============


  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                            Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                      --------------------------------       ---------------------------------
                                      Oct. 31, 1997       Nov. 1, 1996       Oct. 31, 1997        Nov. 1, 1996
                                      -------------       ------------       -------------        ------------
NET SALES                              $ 9,365,822        $ 27,111,033        $ 31,665,991        $ 91,234,461
COST OF SALES                            6,196,978          20,926,072          21,130,762          66,509,128
                                      ------------        ------------        ------------        ------------

GROSS PROFIT                             3,168,844           6,184,961          10,535,229          24,725,333
                                       -----------        ------------        ------------        ------------

OPERATING EXPENSES:
  Selling, advertising, general
      and administrative                 5,777,220           9,407,634          16,563,029          34,989,429
  Depreciation and  amortization           193,311             875,132             547,881           2,812,206
  Reorganization items                          --           9,841,701             500,000          22,411,791
                                       -----------        ------------        ------------        ------------


TOTAL OPERATING EXPENSES                 5,970,531          20,124,467          17,610,910          60,213,426
                                       -----------        ------------        ------------        ------------

OPERATING INCOME (LOSS)                 (2,801,687)        (13,939,506)         (7,075,681)        (35,488,093)

OTHER EXPENSE (INCOME):
   Interest income                          (5,125)            (19,087)            (47,314)            (59,326)
   Interest expense                        159,542             467,688             471,172           1,461,923
                                       -----------        ------------        ------------        ------------
TOTAL OTHER EXPENSE                        154,417             448,601             423,858           1,402,597
                                       -----------        ------------        ------------        ------------

INCOME (LOSS) BEFORE  INCOME
  TAXES                                 (2,956,104)        (14,388,107)         (7,499,539)        (36,890,690)

PROVISION FOR INCOME TAXES                      --             152,873                  --             152,873
                                       -----------        ------------        ------------        ------------


NET INCOME (LOSS)                       (2,956,104)        (14,540,980)         (7,499,539)        (37,043,563)
PREFERRED DIVIDENDS                        (58,856)                 --             (89,171)                 --
                                       -----------        ------------        ------------        ------------
INCOME (LOSS) APPLICABLE TO
   COMMON STOCK                        $(3,014,960)       $(14,540,980)       $ (7,588,710)       $(37,043,563)
                                       ===========        ============        ============        ============


INCOME (LOSS) PER SHARES OF
  COMMON STOCK                         $     (3.52)       $      (1.19)       $      (1.68)       $      (3.04)
                                       ===========        ============        ============        ============


WEIGHTED AVERAGE SHARES                    856,080          12,200,915           4,513,023          12,200,915
                                       ===========        ============        ============        ============


  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                               Thirty-nine Weeks Ended
                                                         ----------------------------------
                                                         October 31, 1997   November 1, 1996
                                                         ----------------   ---------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income (loss)                                          $(7,499,539)       $(37,043,563)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                               547,881           2,812,206
   Reorganization items                                        500,000          21,724,340
   Loss of write-off of loan origination fees                       --             369,806
   Non-cash interest expense on long-term debt                      --             117,981
Changes in assets and liabilities:
   Accounts receivable                                          (7,584)           (245,299)
   Merchandise inventories                                  (3,206,001)         14,211,603
   Prepayments and other current assets                       (370,256)           (430,817)
   Other assets                                                (46,932)           (173,043)
   Accounts payable-trade                                    3,444,751           7,534,134
   Accounts payable-other                                     (492,634)           (653,487)
   Accrued expenses and other
      current liabilities                                      (27,069)           (214,851)
   Closed store costs                                               --          (1,168,213)
                                                           -----------        ------------
Net cash provided by (used in) operating  activities        (7,157,383)         (6,840,797)
                                                           -----------        ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures                                       (374,363)           (565,664)
                                                           -----------        ------------
Net cash provided by (used in) investing activities           (374,363)           (565,664)
                                                           -----------        ------------




  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                  (CONTINUED)

                                                                    Thirty-nine Weeks Ended
                                                             -------------------------------------
                                                             October 31, 1997     November 1, 1996
                                                             ----------------     ----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from credit facility                                    44,324,149          64,844,472
Payments on credit facility                                     (40,871,203)        (68,727,159)
Payments on long-term debt                                         (267,287)
                                                                                       (699,351)
Net proceeds from sale of common and preferred
  stock
                                                                  4,094,783                  --
Cash in escrow                                                      330,000
Dividend payment                                                    (58,856)                 --
                                                               ------------        ------------
Net cash provided by (used in) financing
  activities                                                      7,551,586          (4,582,038)
                                                               ------------        ------------

Increase in cash and cash equivalents                                19,840           1,693,095
Cash and cash equivalents at
  beginning of period                                               491,297             341,334
                                                               ------------        ------------
Cash and cash equivalents at
  end of period                                                $    511,137        $  2,034,429
                                                               ============        ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                    $    442,626        $  1,343,942
   Income taxes                                                          --                  --

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCIAL ACTIVITIES:
Conversion of liabilities subject to compromise to
   long-term debt                                              $  1,444,762                  --
Conversion of liabilities subject to compromise to
   accounts payable-other                                           626,503                  --
Conversion of liabilities subject to compromise to
   Series B preferred stock                                       3,991,050                  --
Conversion of liabilities subject to compromise to
   additional paid in capital                                    24,188,229                  --




  See accompanying notes to these condensed consolidated financial statements.

                      LOT$OFF CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1: The condensed consolidated balance sheet at January 31, 1997 has been condensed from the audited consolidated balance sheet of LOT$OFF Corporation [formerly known as 50-OFF Stores, Inc. (debtor-in-possession)] at January 31, 1997.

           The condensed consolidated balance sheets at October 31, 1997 and November 1, 1996 and the condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine weeks ended October 31, 1997 and the thirteen and thirty-nine weeks ended November 1, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. The results of operations for the thirty-nine week period ended October 31, 1997 are not necessarily indicative of the operating results for a full year or of future operations.

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

           On October 9, 1996 (the "Petition Date"), the Company and its significant subsidiaries filed petitions (the "Filing") for relief under Chapter 11 of the Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Western District of Texas (the "Bankruptcy Court"). The Filing was precipitated by the notification from the Company's then asset based lenders that it was in violation of certain financial covenants of their credit agreement and that such breaches constituted events of default under the loan documents. See Note 2. The lenders subsequently established additional availability reserves, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted the Company's financial liquidity and, therefore, its ability to acquire and maintain much needed inventory for its stores. The Company was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the changes believed necessary to improve operations and reverse the Company's disappointing operating results without the protections afforded under the Bankruptcy Code. The Company continued to manage its affairs and operate its business under Chapter 11 as a debtor-in-possession while a plan of reorganization was formulated.

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

NOTE 2: On the Effective Date, certain key elements of the Plan were implemented, including the changing of the Company's corporate name from 50-OFF Stores, Inc. to LOT$OFF Corporation ("LOT$OFF") and the cancellation of all then outstanding common stock in 50-OFF Stores, Inc. The Plan provided for the recapitalization of the Company, partially through cash raised from the Company's existing common stockholders. Specifically, the Plan provided for the issuance to existing common stockholders of rights to purchase units, consisting of 20 shares of LOT$OFF Series A Preferred Stock and 20 shares of LOT$OFF Common Stock, with a minimum aggregate purchase amount of $3,050,000. Contemporaneously with filing the Plan, the Company filed a related disclosure statement ("the Disclosure Statement") setting forth more detailed information regarding the Company and the Plan. Under applicable Bankruptcy Court rules and procedures, a hearing was held to review and approve the Disclosure Statement which was approved March 20, 1997. Upon approval of the Disclosure Statement by the Bankruptcy Court, the Plan and Disclosure Statement were furnished to creditors and stockholders, and votes in support of the Plan were solicited. The Plan was approved by both creditors and stockholders, and a Bankruptcy Court order confirming the Plan was entered on June 3, 1997. At the confirmation hearing on June 3, 1997, the Company announced it had received more than enough subscriptions for the required minimum to be met. On June 16, 1997, the Plan went effective, and the Company issued 856,080 shares of LOT$OFF Series A Preferred Stock (each such share has a liquidation preference of $5.00, is convertible into two shares of LOT$OFF Common Stock and is entitled to a 5.5%, $0.275, cumulative annual dividend; LOTSP: CUSIP #545674202) and 856,080 shares of LOT$OFF Common Stock (LOTS: CUSIP # 545674103) to subscribers to its rights offering for gross proceeds of $4,280,400.

           On the Effective Date, LOT$OFF also entered into a $15,000,000 revolving credit agreement maturing on June 16, 2000 with General Electric Capital Corporation ("GECC"). The proceeds of the facility, together with the net proceeds from the rights offering, were used to refinance the Company's debtor-in-possession facility, also with GECC, and to provide post-confirmation working capital for increased inventories for its 44 continuing stores and selected other general corporate purposes, including financing LOT$OFF's exit from bankruptcy. See Note 3.

           The Company's Plan of Reorganization also provided for the cancellation of all non-priority unsecured indebtedness of the Company. Such cancellation caused the elimination of approximately $24.9 million of unsecured debt and $3.3 million of collateralized debt, which was initially converted to an unsecured claim, from the Company's balance sheet. Each holder of an allowed general unsecured claim will, in cancellation of its claim, receive a pro rata share of LOT$OFF's Series B Preferred Stock (798,210 shares, having a liquidation preference of $3,991,050, in the aggregate). Each share of Series B Preferred Stock is convertible into two shares of LOT$OFF Common Stock. Certain obligations of the Company to such holders of Series B Preferred Stock are secured by two liens against net lawsuit proceeds from significant litigation being prosecuted by the Company. See Note 6. As net proceeds (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of Series B Preferred Stock will receive (i) Series A Conversion Rights, which provide for the conversion of Series B Preferred Stock to Series A Preferred Stock, until net proceeds reach $3,991,050 and (ii) Series A Preferred Stock or cash for net proceeds in excess of $3,991,050 (as described in the Plan) up to the full amount of the allowed general unsecured claims. The receipt of Series A Conversion Rights, Series A Preferred Stock and/or cash by holders of Series B Preferred Stock will result in a proportionate release of the liens. By issuing such Series B Preferred Stock to general unsecured creditors, such creditors are essentially receiving the net value of the Company's litigation (up to the full face amount of the allowed general unsecured claims) which was pending pre-Petition Date.

           Management has been redirecting the Company's retail activities from 50-OFF's off-price retailing concept to LOT$OFF's close-out retailing concept. Coincident and consistent with this change has been a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories to the Company's historical non-apparel offerings. The Company continues to maintain basic family apparel products in the LOT$OFF stores. The actual merchandise mix fluctuates by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandise concept is designed to appeal to value-conscious shoppers and other "bargain hunters."

           The Company's ability to continue as a going concern will be affected by a number of factors, including, but not limited to, the need to comply with the terms, covenants and conditions of its post-confirmation credit facility, the degree of success in reversing the Company's recent business trends (by increasing sales and achieving operating profits) and the ability to maintain trade credit and merchandise flows at adequate levels. While management believes that the closings of stores and the implementation of expense cuts commensurate with the downsizing of the total stores in operation (from 101 to now 44 stores) facilitates its efforts to improve the Company's operating performance and that the recapitalization implemented on the Effective Date of its Plan of Reorganization strengthened its financial position and alleviated concerns of credit and merchandise suppliers [and the recent judgment and anticipated receipt of proceeds from one of the Company's lawsuits (see Note 6) should further strengthen its financial position], no assurance can be given that the Company will be successful in its continuing efforts to reverse negative business trends, which have continued to date, and return to profitability. For this reason, any investment in LOT$OFF's Common and Series A Preferred Stocks should be considered speculative.

           If the Company's plans to improve operations are not successful, management will consider, among other alternatives, strategic and/or financial alliances with third parties and the merger, sale or liquidation of all or a part of the Company.

NOTE 3: On June 16, 1997, LOT$OFF, with the approval of the Bankruptcy Court, entered into a credit agreement with GECC (amended August 28, 1997) providing LOT$OFF with a revolving credit facility through June 16, 2000 of up to $15,000,000. The new credit facility bears interest at a floating rate equal to the published rate for thirty-day commercial paper issued by major corporations (5.58% at October 31, 1997) plus 3% per annum and provides for an unused facility fee of 0.5% per annum. Borrowings under the facility are available in aggregate amounts up to 65% of LOT$OFF's eligible inventory at cost for the period from August 15 through December 15 and up to 60% for the period from December 16 through August 14, subject to certain required reserves. The line of credit is collateralized by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants, including restrictions on the payment of dividends on common stock. The agreement also contains minimum gross margin, minimum EBITDA, minimum inventory, minimum excess availability, minimum working capital, maximum capital expenditure financial covenants and some financial reporting covenants. As of December 12, 1997, the Company was in violation of minimum EBITDA, minimum excess availability, maximum capital expenditures and reporting covenants. The Company is currently negotiating with GECC regarding a forbearance, waiver, covenant holiday and/or modification to the revolving credit agreement. As of October 31, 1997, LOT$OFF had approximately $9,068,000 available for borrowings under the line (after reserves of approximately $930,000 ), of which approximately $8,850,000 was committed, leaving a net availability of approximately $218,000.


NOTE 4: The following table shows proforma earning per share calculated assuming that the Company's emergence from bankruptcy and the contemporaneous recapitalization discussed in Note 2 occurred as of the beginning of each period.

                                 13 Weeks           13 Weeks            39 Weeks           39 Weeks
                              Oct. 31, 1997       Nov. 1 1996        Oct. 31, 1997       Nov. 1, 1996
                              -------------       -----------        -------------       ------------
Net Income (Loss)              $(2,956,104)       $(14,540,980)       $(7,499,539)       $(37,043,563)
Preferred Dividends                (58,856)            (58,856)          (176,083)           (176,083)
                               -----------        ------------        -----------        ------------
Income (Loss) Applicable
  to Common Stock              $(3,014,960)       $(14,599,836)       $(7,675,622)       $(37,219,646)
                               ===========        ============        ===========        ============

Weighted Average Shares            856,080             856,080            856,080             856,080

Income (Loss) Per Share        $     (3.52)       $     (17.05)       $     (8.97)       $     (43.48)
                               ===========        ============        ===========        ============


NOTE 5: The Company has restated previously reported numbers for the thirteen and thirty-nine week periods ended November 1, 1996. A fixed asset impairment of $12.6 million (previously recorded in the thirteen week period ended November 1, 1996) related to the 37 stores which began to be closed in September 1996 has been recorded as of August 2, 1996. Additionally, certain asset impairment and related closing costs related to these 37 stores as well as 18 additional stores closed during the fourth quarter of fiscal 1997 have now been recorded in the thirteen weeks ended November 1, 1996 as approval of the Board of Directors for these closings occurred during the thirteen weeks ended November 1, 1996.

                                      Thirteen Weeks       Thirty-nine Weeks
                                       Nov. 1, 1996          Nov. 1, 1996
                                      --------------       -----------------
Net Loss as Previously Reported       $  (15,677,286)       $  (25,576,927)
Adjustment                                 1,136,306        $  (11,466,636)
                                      --------------        --------------
Restated Net Loss                     $  (14,540,980)       $  (37,043,563)
                                      ==============        ==============

Loss Per Share of Common Stock
  as Previously Reported              $        (1.28)       $        (2.10)
Adjustment                            $         0.09        $        (0.94)
                                      --------------        --------------
Restated Loss Per Share of
  Common Stock                        $        (1.19)       $        (3.04)
                                      ==============        ==============

NOTE 6: On February 21, 1995, the Company filed a lawsuit [50-Off Stores, Inc. v. Banque Paribas (Suisse), S.A., Betafid, S.A., Yanni Koutsoubos, Andalucian Villas (Forty Eight) Limited, Arnass Limited, Brocimast Enterprises Ltd., Dennis Morris, Howard White, Chase Manhattan Bank, N.A. and Aries Peak, Inc., Case No. SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A. ("Paribas"), Betafid S.A., Chase Manhattan Bank, N.A. ("Chase") and certain affiliated individuals and companies in connection with the theft of 1,500,000 shares of the Company's old common stock which certain of the defendants had agreed to purchase at $3.65 per share. Among other counts, the lawsuit alleged breach of contracts, securities fraud, conspiracy and conversion. The conversion claim related to actions of the defendants in transferring, selling and trading the shares despite the fact that the defendants had never paid for such shares. The Company sought recovery of actual and punitive damages and pre- and post-judgment interest.

           No answer defaults were entered against Arnass, Andalucian Villas, Brocimast, Betafid and Koutsoubos for failure to appear or answer.

           On October 14, 1997, the trial of this case began before the Honorable H.F. Garcia. Defendants, Paribas, Chase and Dennis Morris, appeared and announced ready for trial.

           On November 14, 1997, after four weeks of evidence, the Company entered into a Settlement Agreement and Full and Final General Release with Paribas. As part of the settlement, Paribas agreed to pay the Company a specified amount (of which the Company received $1,800,000 after attorneys' fees) in exchange for which the Company agreed to dismiss all claims against Paribas with prejudice. The Company also dismissed all claims against Dennis Morris; however, such dismissal was not the result of a settlement agreement between the parties.

           On November 20, 1997, at the close of evidence, the Company obtained a jury verdict against Chase on its claim of conversion in the amount of $150,975,000, representing $12,975,000 in actual damages and $138,000,000 in punitive damages. On November 21, 1997, the Company moved the court to enter a final judgment against Chase in the amount of $148,575,000, which reflects the jury's verdict, minus a credit for Paribas' settlement amount. In addition to the verdict against Chase, the Company obtained a $30,000,000 default judgment against defendant Yanni Koutsoubos, on its claims for violation of
           Section 10b-5 of the Securities Exchange Act and common law fraud. Such judgment represents $10,000,000 in actual damages and $20,000,000 in punitive damages. The Company intends to vigorously pursue collection of the judgments obtained.

           On December 4, 1997, the court entered a judgment against Chase in the Company's favor for $148,575,000 plus costs of court, pre-judgment interest on $12,975,000 at 10% per annum from November 18, 1994 until December 4, 1997 and post-judgment interest on the entire judgment amount at 5.42% from December 4, 1997. It is anticipated that Chase will appeal the judgment entered by the court.

           On January 9, 1996, the Company filed a lawsuit [50-OFF Stores, Inc.
           v. Jefferies & Company, Inc. and Jefferies International Limited, Cause No. 96-CI-00349] in Bexar County District Court, San Antonio, Texas against its placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleges that the defendants breached their contracts with the Company and breached their fiduciary duties to the Company by failing to investigate properly the qualifications of the purchasers that they introduced to the Company. The Company has also asserted securities fraud claims against the defendants in connection with the transaction. The Company seeks to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorney's fees. Both defendants have answered the petition and raised the affirmative defense of contributory negligence. Jefferies & Company has also filed a third party claim against Howard White. Discovery is proceeding.

           On June 26, 1997, the defendants moved for summary judgment on all claims. Judge Peeples denied the defendants' motion as to the Company's breach of contract and breach of fiduciary duty claims.

           On August 9, 1997, the parties conducted a mediation as ordered by the Bexar County District Court. Although the parties were unable to resolve the lawsuit at that time, settlement discussions have continued among the parties.

           The Company will continue to prosecute this case vigorously. This case is specially set for jury trial on March 23, 1998. The Company believes its claims against these defendants are meritorious.

           The Company is party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following tables set forth (i) certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and (ii) the percentage change in such items from the comparable period of the prior year.

                                                         Percentage of Sales
                                        -----------------------------------------------------
                                          Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                        -------------------------  --------------------------
                                       October 31,    November 1,  October 31,    November 1,
                                           1997          1996          1997          1996
                                        ----------    -----------  -----------    -----------
Net sales ...........................     100.0%        100.0%        100.0%        100.0%
Cost of sales .......................      66.2%         77.2%         66.7%         72.9%
Selling, advertising, general and
  administrative ....................      61.7%         34.7%         52.3%         38.4%
Depreciation and amortization .......       2.1%          3.2%          1.7%          3.1%
Reorganization items ................       0.0%         36.3%          1.6%         24.6%
Operating income (loss) .............     (29.9)%       (51.4)%       (22.3)%       (38.9)%
                                          -----         -----         -----         -----
Other expense, net ..................       1.6%          1.7%          1.3%          1.5%
                                          -----         -----         -----         -----
Total expenses ......................     131.6%        153.1%        123.7%        140.4%
Income (loss) before income taxes ...     (31.6)%       (53.1)%       (23.7)%       (40.4)%
(Benefit from) income taxes .........       0.0%         (0.6)%         0.0%         (0.2)%
Net income (loss) ...................     (31.6)%       (53.7)%       (23.7)%       (40.6)%
                                          =====         =====         =====         =====




                                                                                  Percentage Change
                                                       ----------------------------------------------------------------------
                                                           Thirteen Weeks Ended                     Thirty-nine Weeks Ended
                                                       October 31, 1997 compared to              October 31, 1997 compared to
                                                           Thirteen Weeks Ended                     Thirty-nine Weeks Ended
                                                             November 1, 1996                          November 1, 1996
                                                       ----------------------------              ----------------------------
Net sales ......................................                  (65.5)%                                  (65.3)%
Cost of sales ..................................                  (70.4)%                                  (68.2)%
Selling, advertising, general
   and administrative ..........................                  (38.6)%                                  (52.7)%
Depreciation and amortization ..................                  (77.9)%                                  (80.5)%
Reorganization items ...........................                 (100.0)%                                  (97.8)%
Operating income (loss) ........................                  (79.9)%                                  (80.1)%
Other expense, net .............................                  (65.6)%                                  (69.8)%
Total expenses .................................                  (70.3)%                                  (69.4)%
Income (loss) before income taxes ..............                  (79.5)%                                  (79.7)%
(Benefit from) income taxes ....................                 (100.0)%                                 (100.0)%
Net income (loss) ..............................                  (79.7)%                                  (79.8)%

Thirteen weeks ended October 31, 1997 compared to thirteen weeks ended November 1, 1996:

The net sales decrease of 65.5% for the thirteen weeks ended October 31, 1997 compared to the thirteen weeks ended November 1, 1996 is attributable to a 48.7% decrease in the weighted average number of stores in operation (from 81.1 stores to 41.6 stores) and a decrease in comparable store sales (due primarily to inventory imbalances in the 41 continuing stores and decreased customer traffic in the stores). Also contributing to this decrease were the increased net sales pertaining to liquidations of inventory at six 50-OFF stores in the process of converting to LOT$OFF stores during the thirteen weeks ended November 1, 1996.

Cost of sales as a percentage of net sales decreased from 77.2% for the thirteen weeks ended November 1, 1996 to 66.2% for the thirteen weeks ended October 31, 1997, due primarily to lower markdowns as a percentage of net sales as compared to the comparable period.

Selling, advertising, general and administrative expenses increased from 34.7% of net sales for the thirteen weeks ended November 1, 1996 to 61.7% of net sales for the thirteen weeks ended October 31, 1997 due primarily to lower sales and a substantial increase in advertising late in the period in anticipation of the holiday shopping season. The 38.6% decrease in the amount of selling, advertising, general and administrative expense compared to the thirteen weeks ended November 1, 1996 was the result of the 48.7% decrease in the weighted average number of stores in operation.

Depreciation and amortization decreased by 77.9% in the thirteen weeks ended October 31, 1997 compared to the comparable period of the prior year, due primarily to the substantial decrease in the number of stores in operation and to substantial prior write-downs of fixed assets. In connection with the Filing, the Company recorded as a reorganization expense the write-down to fair value, as determined by the Company's lender based on the value of certain assets liquidated by the lender and on the Company's, the lender's and an independent party's strategic review, of certain equipment and leasehold improvements.

Other expense, net, decreased to approximately $154,417 in the thirteen weeks ended October 31, 1997 compared to approximately $448,601 in the comparable period of the prior year, due primarily to decreased interest expense attributable to decreased borrowings under the Company's line of credit and a lower effective interest rate on such borrowings.

The decrease in the Company's loss before income taxes for the thirteen weeks ended October 31, 1997 compared to the thirteen weeks ended November 1, 1996 is primarily due to higher maintained margins (higher initial markups, less promotional pricing, fewer markdowns and less inventory shrinkage) and lower depreciation, amortization, reorganization and interest expenses.

Income tax benefits related to the losses for the thirteen weeks ended October 31, 1997 were not recognized because the utilization of such benefits is not assured. Such benefits, if any, are available for recognition in future years.

Thirty-nine weeks ended October 31, 1997 compared to thirty-nine weeks ended November 1, 1996:

The net sales decrease of 65.3% for the thirty-nine weeks ended October 31, 1997 compared to the thirty-nine weeks ended November 1, 1996 is attributable to a 56.0% decrease in the weighted average number of stores in operation (from 94.0 stores to 41.4 stores) and a decrease in comparable store sales (due primarily to inventory imbalances in the 41 continuing stores and decreased customer traffic in the stores). Also contributing to this decrease were the increased net sales pertaining to liquidations of inventory at 50-OFF stores in the process of converting to LOT$OFF stores during the thirty-nine weeks ended November 1, 1996.

Cost of sales as a percentage of net sales decreased from 72.9% for the thirty-nine weeks ended November 1, 1996 to 66.7% for the thirty-nine weeks ended October 31, 1997, due primarily to lower markdowns as a percentage of net sales (i.e., higher maintained margins) as compared to the comparable period of the prior year when substantial write-downs of inventories in the stores liquidated in connection with the conversions discussed above and scheduled for late May 1996 through early July 1996 or in the 37 stores scheduled to be liquidated and closed beginning in September 1996 were taken.

Selling, advertising, general and administrative expenses increased to 52.3% of net sales for the thirty-nine weeks ended October 31, 1997 from 38.4% of net sales for the thirty-nine weeks ended November 1, 1996 due primarily to lower sales. The 52.7% decrease in the amount of selling, advertising, general and administrative expense compared to the thirty-nine weeks ended November 1, 1996 was the result of the 56.0% decrease in the weighted average number of stores in operation.

Depreciation and amortization decreased by 80.5% in the thirty-nine weeks ended October 31, 1997 compared to the comparable period of the prior year, due to the substantial decrease in the number of stores in operation and to substantial prior write-downs of fixed assets. In connection with the Filing, the Company recorded as a reorganization expense the write-down to fair value, as determined by the Company's lender based on the value of certain assets liquidated by the lender and on the Company's, the lender's and an independent party's strategic review, of certain equipment and leasehold improvements.

Other expense, net decreased to $423,858 in the thirty-nine weeks ended October 31, 1997 compared to approximately $1,402,597 in the comparable period of the prior year, due primarily to decreased interest expense attributable to decreased borrowings under the Company's line of credit, a lower effective interest rate on such borrowings and the Company's discontinuing the accrual of interest on certain of its other obligations through June 16, 1997.

The decrease in the Company's loss before income taxes for the thirty-nine weeks ended October 31, 1997 compared to the thirty-nine weeks ended November 1, 1996 is primarily due to higher maintained margins (higher initial markups, less promotional pricing, fewer markdowns and less inventory shrinkage) and lower depreciation, amortization and interest expenses.

Income tax benefits related to the loss for the thirty-nine weeks ended October 31, 1997 were not recognized because the utilization of such benefits is not assured. As of January 31, 1997, the Company had federal tax net operating loss carryforwards of approximately $46,906,000 expiring through 2013, alternative minimum tax credit carryforwards of approximately $337,000, which are available to offset regular federal income taxes in the future until fully utilized, and targeted jobs credit carryforwards of approximately $178,000 expiring in 2006 through 2009. As a result of the Chapter 11 proceedings and the related Plan of Reorganization, the net operating loss (NOL) carryforwards, tax credit carryforwards and other tax attributes of the Company will be reduced (perhaps significantly) as a result of debt forgiveness income in accordance with section 108(b) of the Internal Revenue Code (IRC) or the receipt of substantial net lawsuit proceeds in excess of such debt. In addition, IRC section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year period. Under the Plan of Reorganization, the ownership of the Company may be deemed to have changed by more than fifty percent. Accordingly, to the extent NOL and tax credit carryforwards remain after reduction under IRC section 108(b) and/or the receipt of any net lawsuit proceeds, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

Store Conversions and Openings

The Company has completed its store conversion program, from an off-price ("50-OFF") to a close-out ("LOT$OFF") retailing concept, with the conversion of 17 store locations in 13 markets. The week of August 25, 1997, such conversions were implemented at the Company's store locations in Brownsville, Harlingen, Pharr, McAllen, Roma and Laredo, Texas with "Grand Re-Openings" on Saturday, August 30, and running through Labor Day weekend. The balance of the conversions (in Albuquerque, Baton Rouge, Bossier City, El Paso, Memphis, New Orleans and Shreveport) were implemented the week of September 28 with "Grand Re-Openings" on October 4. The Company opened three seasonal stores with month to month leases in San Antonio (2) and Fort Worth (1) in October 1997 to take advantage of the Christmas selling season. Based upon the performance of the stores and other factors, the Company may decide to commit to long term leases on some, all or none of the seasonal stores. All 44 of its stores (Texas, Louisiana, Oklahoma, New Mexico and Tennessee) have been converted to the Company's new store name ("LOT$OFF") and retailing concept or were opened as LOT$OFF stores.


Liquidity and Capital Resources

The Company began fiscal 1998 with cash of $491,297. During the thirty-nine weeks ended October 31, 1997, the Company increased borrowings by a net of $3,185,659, paid dividends on the Series A Preferred Stock of $58,856, used $7,157,383 in operating activities, used $374,363 for capital expenditures in refurbishing existing stores, opening three new stores in San Antonio (2) and Fort Worth (1) and converting 50-OFF stores to LOT$OFF stores, received net proceeds of $4,094,783 from its rights offering and ended the period with cash on hand of $511,137.

On June 16, 1997, LOT$OFF, as part of its Plan of Reorganization and with the approval of the Bankruptcy Court, entered into a credit agreement with GECC (amended August 28, 1997) providing LOT$OFF with a revolving credit facility through June 16, 2000 of up to $15,000,000. See Note 3 of "Notes to Condensed Consolidated Financial Statements," above. As of November 21, 1997, LOT$OFF had approximately $10,693,000 available for borrowings under the line (after reserves of approximately $873,000), of which approximately $9,589,000 was committed, leaving a net availability of approximately $1,104,000.

The Company believes borrowings available under its revolving credit facility, trade credit, its restructuring of certain obligations under the Plan, its operating cash flow and its cash on hand, (see Note 1 of "Notes to Condensed Consolidated Financial Statements," above), will be adequate to finance its operations, including increased inventories for its 44 continuing stores and for other general corporate purposes, including financing the balance of the Company's exit from bankruptcy. No assurance can be given, however, that such sources of capital will be sufficient or that the Company will be successful in its continuing efforts to reverse recent business trends and return to profitability. The receipt of additional proceeds from the significant litigation brought by the Company could add significantly to the Company's capital resources and liquidity (see "Significant Litigation," below).

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

On December 3, 1997, the Company announced comparable stores sales for November 1997 were up 44.3%. Last year's sales were achieved at a time of low store inventory and the lack of resources to promote customer traffic due to the Filing on October 9, 1996.

Redemption of Series A Preferred  Stock

On December 8, 1997, the Company notified holders of Series A Preferred Stock that it will redeem all 856,080 shares outstanding on December 30, 1997 at a price of $5.00, subject to sufficient surplus being available therefor and to the Company's deposit of funds with Continental Stock Transfer & Trust Company on December 30, 1997 sufficient to pay the redemption price on such shares of Series A Preferred Stock to be redeemed.

From and after December 30, 1997, the presently outstanding Series A Preferred Stock will be deemed to be no longer outstanding, further dividends will cease on such Series A Preferred Stock and the holders thereof will be entitled to no rights as such holders except to receive the redemption price of $5.00 per share. Notwithstanding the notice of redemption, if the Company does not have sufficient surplus to pay the redemption price of $5.00 per share or fails to deposit funds sufficient to pay the redemption price with Continental Stock Transfer & Trust Company, the notice will have no effect, and there will be no redemption.

Shares of Series A Preferred Stock converted into Common Stock prior to December 30, 1997 will not be subject to redemption. Holders of Series A Preferred Stock may convert their Series A Preferred Stock to Common Stock at a rate of two shares of Common Stock for each share of Series A Preferred Stock upon written notice to Continental Stock Transfer & Trust Company, (located at 2 Broadway, 19th Floor, New York, New York 10004) of the holder's election to convert and presentation and surrender of the certificate (duly endorsed in blank, accompanied by proper instruments of assignment and transfer duly endorsed in blank or by other customary means).

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

The information contained in Note 6 of "Notes to Condensed Consolidated Financial Statements," herein, regarding significant lawsuits filed in February 1995 and January 1996 incorporated by reference to this Item 1.
Such lawsuits were also reported in the Company's annual reports on Form
10-K for the fiscal year ended January 31, 1997 and the lawsuit against Paribos and Chase was the subject of a report on Form 8-K dated December 9, 1997.

The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has notified its primary secured lender, GECC, that it is in violation of the terms of the revolving credit agreement dated June 16, 1997 with respect to the minimum EBITDA, minimum excess availability, maximum capital expenditures and reporting covenants. The Company and GECC are currently negotiating a forbearance, waiver, covenant holiday and/or a modification to the revolving credit agreement.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     Exhibit 27.0 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                      LOT$OFF CORPORATION


                      By:  /s/ Charles J. Fuhrmann II
                         -------------------------------------------------------
                           Charles J. Fuhrmann II, Chairman, President and
                           Chief Executive Officer (Principal Executive
                           Officer)


                      By:  /s/ Jeff Seidel
                         -------------------------------------------------------
                           Jeff Seidel, Vice-President, Chief Financial Officer, (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



                                                                          Page
Exhibit 27.0 - Financial Data Schedule ..................................  22