Form 10-K405
period 1998-01-30
LOTSOFF CORP
filed 1998-05-15
CIK 735584

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended January 30, 1998
                           Commission File Number 0-13076

                                LOT$OFF CORPORATION
               (Exact name of registrant as specified in its charter)

                       Delaware                            74-2640559
            (State or other jurisdiction       (IRS Employer Identification No.)
          of incorporation or organization)

                             1201 Austin Highway, #116
                           San Antonio, Texas 78209-4859
            (Address of principal executive offices, including ZIP Code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes:  /X/    No: / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

     As of May 4, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock of the Registrant as quoted on the National Association of Securities Dealers Bulletin Board was $28,064,000 (for purposes of calculating this amount only, directors, officers, and beneficial owners of 5% or more of the common stock of Registrant have been deemed affiliates).

     The number of shares of the Common Stock of the Registrant outstanding as of May 4, 1998 was 4,157,810, which includes 1,596,420 shares held in escrow and awaiting distribution to holders of allowed general unsecured claims. See Part II. Item 5. Market for Registrant's Common Stock and Related Stockholder Matters - Conversion of Series B Preferred Stock.

FORM 10-K INDEX

                                                                     PAGE
                                                                     ----
                                       PART I
ITEM 1    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . .  3
ITEM 2    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . 12
ITEM 3    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . 13
ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . 15

                                       PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . 15
ITEM 6    SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . 17
ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . 18
ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . 22
ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . 22

                                       PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . 22
ITEM 11   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . 22
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . 22
ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . 22

                                       PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                                       PART I

PRELIMINARY STATEMENT

     On October 9, 1996 (the "Petition Date"), 50-OFF Stores, Inc., a Delaware corporation ( "50-OFF"), and its significant subsidiaries (together, the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas, San Antonio Division (the "Court"). At a confirmation hearing held on June 3, 1997, United States Bankruptcy Judge Leif M. Clark entered an order confirming the Debtors' Joint Plan of Reorganization, as Amended and Modified (the "Plan"). The Plan became effective June 16, 1997 (the "Effective Date").

     ON THE EFFECTIVE DATE, THE NAME OF THE COMPANY CHANGED TO LOT$OFF CORPORATION ("LOT$OFF OR THE "COMPANY").

ITEM 1.   BUSINESS

     The Company, a regional, extreme value retailer specializing in close-out merchandise, operates 44 LOT$OFF stores (Texas - 31, Louisiana - 5, Oklahoma -4, New Mexico - 3 and Tennessee - 1) stocked with a broad mix of products which fluctuates by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other bargain hunters.

OVERVIEW OF HISTORICAL OPERATIONS

     50-OFF's operating results in recent years were disappointing, reflecting weaknesses in retailing generally and in apparel retailing specifically. The casualization of apparel hurt many apparel retailers; and regional, off-price retailers faced increased competition for the value-conscious consumers' purchases. In addition, 50-OFF was especially hard hit by the last devaluation and continued deterioration of the Mexican peso and the economic turmoil along the Texas-Mexico border where 50-OFF operated thirteen 50-OFF stores, historically its best performing locations, and experienced a severe liquidity crisis due, in part, to the breach of certain foreign purchasers in an international offering by 50-OFF in late fiscal 1995 of their contractual obligations to purchase in aggregate 1,500,000 shares of Old Common Stock at $3.65 per share ($5,475,000 in aggregate). See Item 3. Legal Proceedings below.

     While 50-OFF achieved strong growth in stores, sales and earnings from its development of the 50-OFF store concept in fiscal 1987, 50-OFF experienced net losses for its last four fiscal years. When 50-OFF began to experience declines in comparable store sales and operating results, management made significant changes to its operations, including closing under performing stores, limiting new store openings to existing markets, recruiting new merchandising management and increasing sales of non-apparel merchandise as a percentage of total sales. 50-OFF's financial performance continued to be disappointing, and significant operating losses continued.

     Faced with continuing, deteriorating results and the apparent consumer rejection of the 50-OFF retailing concept in almost all its markets, the Board of Directors supported a change of leadership in mid-May. On May 7, 1996, 50-OFF's Board of Directors accepted the resignation of Charles Siegel from his positions as President and Chief Executive Officer, as well as his position on the Board. Mr. Siegel, who resigned to pursue other endeavors, was a co-founder of 50-OFF. Upon accepting Mr. Siegel's resignation, the Board acted to appoint Charles J. Fuhrmann II to the positions of President, Chief Executive Officer and Chief Financial Officer. Mr. Fuhrmann, a Director of 50-OFF since October 1994, had served in various consulting capacities for 50-OFF, including Acting Chief Administrative and Financial Officer until his new appointment. Mr. Fuhrmann, a private investor and strategic and financial consultant, was formerly Managing Director-Investment Banking with Merrill Lynch & Co. in New York.

     On May 13, 1996, 50-OFF entered into a revolving credit facility with Foothill Capital Corporation and GBFC, Inc. providing it with a line of credit through May 1998 of up to $22,500,000 and replacing a prior facility. The agreement contained various restrictive covenants, including financial covenants. On August 8, 1996, 50-OFF was notified by the lenders that it was in violation of the minimum gross margin and the minimum working capital financial covenants of its credit agreement and that such breaches constituted events of default under the loan documents. The lenders subsequently established additional availability reserves which reduced availability, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted 50-OFF's financial liquidity and, therefore, its ability to acquire and maintain much needed inventory for its stores. 50-OFF was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the changes believed necessary to improve operations and reverse its disappointing operating results without the protections afforded under the Bankruptcy Code. As stated in the Preliminary Statement above, 50-OFF and its significant subsidiaries filed petitions for relief under chapter 11 of such Code in the Court on October 9, 1996. As of November 1, 1996, 50-OFF had approximately $7,335,000 outstanding under the credit facility and, with the support and by order of the Court, was using cash collateral for working capital needs. This facility was paid off in November 1996 with proceeds from a debtor in possession, senior secured revolving credit facility entered into with General Electric Capital Corporation ("GECC").

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

REORGANIZATION PLAN

     From the Petition Date to the Effective Date, 50-OFF operated its business as a debtor in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code while management formulated and promoted a plan of reorganization. A copy of the Plan was filed with the Securities and Exchange Commission (the "SEC"). On March 20, 1997, the Court approved the Disclosure Statement with respect to the Plan as containing adequate information in accordance with section 1125 of the Bankruptcy Code. Such Statement was mailed to all creditors of the bankruptcy estates and all holders of Public Equity Interests as of March 21, 1997 and was also filed with the SEC. "Public Equity Interests" refer to the common stock of 50-OFF Stores, Inc., sometimes referred to herein as "Old Common Stock," which was canceled upon the Effective Date, along with all then existing options and warrants to buy such stock.

     The Plan required that the Company's existing senior secured revolving credit facility lender, GECC, provide a post-confirmation revolving credit facility or be replaced by a new senior secured lender so that the Company would have a source of revolving funds to continue to operate. GECC provided such financing. The Plan also provided for the restructure of the Company's secured obligation to MetLife Capital Corporation ("MetLife") at a face amount of $850,000; and the Plan provided for the payment of such amount over approximately seven years. MetLife agreed to such treatment with the balance of its claim (approximately $3.3 million) becoming an allowed general unsecured claim. The Plan provided for the cancellation of all non-priority unsecured indebtedness of 50-OFF. See Note 4 of Notes to Consolidated Financial Statements.

     Under the Plan, as further modified by Court order on March 19, 1998, each holder of an allowed general unsecured claim will, in partial cancellation of its allowed claim ($3,991,050 in the aggregate), receive a pro rata share of 1,596,420 shares of LOT$OFF's common stock (the "Common Stock"). Certain further obligations of the Company to such holders of allowed general unsecured claims are secured by a lien up to the full face amount of the balance of their allowed claims against potential net lawsuit proceeds over $3,991,050 from significant litigation being prosecuted by the Company. As net proceeds over $3,991,050 (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of allowed general unsecured claims will receive Common Stock and/or cash (provided that at least the "excess" net proceeds, up to $1.5 million as defined in the Plan, will be paid in cash). The receipt of such Common Stock and/or cash by holders of allowed general unsecured claims will result in a proportionate release of the lien. By issuing such Common Stock and/or paying such cash to allowed general unsecured creditors, such creditors will be essentially receiving the net value of the Company's significant litigation which was pending pre-Petition Date up to the full face amount of their allowed claims. See Item 3. Legal Proceedings below.

     Finally, the Plan provided for the recapitalization of the Company through cash raised from 50-OFF's existing common stockholders (the "Rights Offering") and potentially, as discussed above, from the litigation. Specifically, the Plan provided for the issuance to such stockholders of rights to subscribe for units, each consisting of 20 shares of Series A Preferred Stock and 20 shares of Common Stock (a "Unit"). Up to 122,009 Units and a minimum of 30,500 Units could be sold in the Rights Offering.
The record date for determining which 50-OFF stockholders were entitled to vote on the Plan and receive such rights was March 21, 1997. Persons who acquired Public Equity Interests after such record date were not entitled to vote on the Plan or subscribe for Units pursuant to the Rights Offering. The Rights Offering expired on May 22, 1997. Subscriptions received in the Rights Offering were held in escrow with Bank One, Texas N. A. pending the Effective Date of the Plan. The gross proceeds from the Rights Offering were $4,280,400. Such proceeds were used to provide working capital for increased inventories for the Company's stores, to support the Company's operations and to pay for the Company's exit from bankruptcy.

OPERATIONS IN BANKRUPTCY

     For the fifty-two week period ended January 31, 1997, 50-OFF had net sales of $106.2 million, down 39.3% from the comparable prior year period's $175.0 million, and 50-OFF's loss before income taxes rose to $43.5 million (including write-downs of inventories of approximately $5.4 million and write-offs of leasehold improvements in stores closed or scheduled for liquidation and closing and reorganization expenses, including landlord lease rejection claims, totaling approximately $23.9 million) from $6.8 million for the prior fiscal year. 50-OFF operated a weighted average of 82.8 stores in the period ended January 31, 1997 as compared to 104.0 stores in the comparable prior year period.

     While in chapter 11, 50-OFF operated its business as a debtor in possession while formulating and promoting its Plan originally filed February 6, 1997 with the Court:

     -    liquidating and closing 60 stores;
     - reducing its geographic presence (exiting Alabama, Arkansas, Florida, Georgia, North Carolina, South Carolina and most of Tennessee);
     - closing one of two freight consolidation and distribution centers and moving the remaining center to San Antonio;
     - downsizing its corporate staff and field personnel (corporate and distribution: 177 to 31; field and stores: 967 full time, 1,482 part time to 382 and 425, respectively);
     - selling its headquarters building and leasing appropriate, reduced space;
     - refinancing its principal credit facility through GECC's providing a line of credit of up to $15,000,000;

     - restoring credit facilities with vendors (from 100% prepaid to approximately 35% terms at fiscal 1997 year end);
     - redirecting its retail activities from an off-price ("50-OFF") to an extreme value, close-out ("LOT$OFF") retailing concept;
     - restructuring its merchandising department, including a new Vice President-Merchandise and a new Vice President-Marketing;
     - changing its inventory mix from 25.9% (May 1996) to 45.8% (May 1997) non-apparel through category additions;
     - developing marketing and advertising strategies and programs to revive and increase store traffic; and
     - generally positioning itself for improved operating results (higher initial mark-ups, less promotional pricing, fewer markdowns and less inventory shrinkage).

     For the first six months of fiscal 1998, the Company's sales remained disappointing, due principally to inventory imbalances among the 41 continuing stores and the lack of resources to effectively promote customer
traffic to the stores.   Results for the twenty-six weeks ended August 1,
1997 were net sales of $22.3 million and a net loss, including reorganization items, of $4.8 million from a weighted average 41.3 stores. Comparable results for the prior year's comparable period were net sales of $64.1 million and a net loss of $22.5 million from a weighted average 100.4 stores.

OPERATIONS POST-CONFIRMATION

     Management has been redirecting the Company's retail activities from 50-OFF's off-price retailing concept to LOT$OFF's extreme value, close-out retailing concept. Coincident and consistent with this change has been a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories and the elimination of apparel categories subject to substantial markdowns and inventory shrink. The Company continues to maintain a healthy showing of basic family apparel products in its stores. The actual merchandise mix fluctuates by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other bargain hunters, and management is hopeful its continued implementation will lead to higher initial mark-ups, less promotional pricing, fewer markdowns, low inventory shrinkage, increased store traffic and improved operating results. The Company's business plan is focused on achieving higher gross margins, higher store contribution and controlled corporate overhead, all promoting overall profitability, and on being a major factor in extreme value retailing in Texas. The key elements of this strategy included the geographic consolidation of the chain, the liquidation and closing of under-performing stores or stores located outside of the reduced market area with appropriate reductions in field and corporate overhead and staffing, the conversion of the continuing 50-OFF stores to LOT$OFF stores (only 14 of the 41 continuing stores had been converted as of the filing of the voluntary bankruptcy petitions on October 9, 1996) and a reduced overhead structure.

     Post-confirmation:

     -    all 41 continuing stores have been converted to LOT$OFF stores;
     -    three new stores have been opened in San Antonio (2) and Fort Worth
          (1), Texas;
     - a separate Chief Financial Officer has been added to the corporate staff;
     - a mutually-acceptable settlement was reached with defendant Banque Paribas (Suisse) S.A. in an important lawsuit (see Item 3. Legal Proceedings below);
     - a substantial jury verdict was achieved and a judgment entered in the Company's favor against The Chase Manhattan Bank in a stock conversion lawsuit (see Item 3. Legal Proceedings below);
     - comparable store merchandise sales increases of 44.3%, 29.7% and 32.8% were experienced in November and December 1997 and January 1998, respectively;
     - credit facilities with vendors have been restored (from 65% prepaid at fiscal 1997 year end to 100% terms at fiscal 1998 year end);

     - an agreed settlement was reached with Jefferies & Company, Inc. and Jefferies International Limited in an important lawsuit (see Item 3. Legal Proceedings below);
     - the corporate headquarters/store support center has been moved to a new, more practical and convenient location at a substantial on-going cost saving;
     - the inventory mix objective has been achieved with a change from 74.1% apparel and 25.9% non-apparel (May 1996) to 69.7% non-apparel and 30.3% basic apparel (March 1998);
     - a Director of Merchandising has been added to the field executive staff;
     - on April 17, 1998, a contingent claim on a $10,000,000 portion of the potential net proceeds from the $148,575,000 judgment against The Chase Manhattan Bank was acquired by General Electric Capital Corporation for $5,800,000, or 58 cents on the dollar, substantially enhancing the Company's financial position (see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 13 of Notes to Consolidated Financial Statements); and
     - comparable store and total merchandise sales increased 4.1% and 6.5%, respectively, for the thirteen weeks ended May 1, 1998.

     The management team is now concentrating on optimizing the contribution from store operations while maintaining only the absolute minimum amount of corporate overhead necessary to support store operations, on collecting on significant judgments with respect to important litigation and on maximizing shareholder value.

GENERAL BUSINESS PHILOSOPHY

     LOT$OFF's mission is to create a shopping experience that surpasses customers' expectations as it seeks to be a leading extreme value retailer of close-out merchandise to low-to-moderate income customers and other bargain hunters in the markets it serves. The major elements of the Company's strategy include:

     - Value Leadership: LOT$OFF intends to offer its customers a broad selection of quality merchandise that maintains the credibility and integrity of the Company's value pricing structure while providing a pleasant and convenient shopping experience.

     - Distinctive Marketing: The Company plans to differentiate itself from other retail stores through its close-out purchasing and extreme value pricing.

     - Purchasing at Close-out Prices: The Company will purchase its merchandise at close-out (substantially lower than regular wholesale) prices relying upon its buyers' knowledge of, and reputation among, manufacturers and other vendors and its willingness to purchase in large quantities, in special situations, in odd lots and for immediate delivery.

     - Merchandise: The Company will offer a mix of products that may fluctuate by category, by season and by store based on consumer needs and buying trends and availability of products at close-out prices.

     - Merchandising: The Company will present its inventory to maximize sell-through.

     - Emphasis on Low Operating Costs: The Company will focus on maintaining low operating costs through a cost-effective, cross-the-dock distribution system, its approach to store leases (traditionally in strip centers), its potentially low store operating expenses, disciplined corporate overhead and a corporation-wide effort to minimize inventory shrinkage.

     - Store Maturity: The Company will concentrate on developing existing stores to full maturity and profitability. Over time, the Company believes a store builds recognition and customer loyalty as management adjusts the store's merchandise mix in response to local consumer preferences.

     - Expansion: The Company's long-term development plan is to expand its regional presence in existing and new markets, especially in Texas. For the foreseeable future, however, the Company will limit any store openings to existing and new markets in Texas, and any such opening will be based on an evaluation of the sales and income performance of existing stores and the ability to obtain leases for desirable locations.

MERCHANDISING

     LOT$OFF stores primarily offer moderately priced, regionally and nationally advertised merchandise, including basic family apparel as well as non-apparel goods. To respond to a sluggish economy for apparel sales, as consumers concentrated more on home decor and improvement purchases, the Company increasingly emphasized the merchandising of non-apparel products, which generally have higher maintained gross margins. As discussed above, with the implementation of the LOT$OFF concept, management has redirected the Company's retail activities from off-price to extreme value, close-out retailing. Coincident and consistent with this change is a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel offerings. The Company continues to maintain a healthy showing of basic family apparel products in LOT$OFF stores. The actual merchandise fluctuates by category, by season and by store based on consumer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other bargain hunters, and management is hopeful its implementation will lead to higher initial markups, less promotional pricing, fewer markdowns, low inventory shrinkage, increased store traffic and improved operating results.

     Merchandise, previously ticketed at twice the sales price at 50-OFF stores, is now ticketed "Priced Right at" the price to be paid by customers for their convenience, to avoid confusion at the cash registers and to minimize shrinkage in the LOT$OFF stores. These prices are based upon a combination of factors which include: the prices paid for such merchandise; the wholesale prices paid by others and traditional markups; manufacturers' suggested retail prices; locally and nationally advertised prices; and comparison shopping by the Company's buyers, distributors, new Director of Merchandising and district and store managers.

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

     As stated above, store merchandising techniques include a center core of merchandise as one enters a store, which, when appropriate, will feature a seasonal theme:

          Valentine's Day          Easter
          Mothers' Day             Summer
          Back-to-school           Halloween
          Thanksgiving             Christmas

or a quarterly "Clean Sweep" or other themed concept. This area features products from any category which relate to that season or concept and, when not themed, features the latest buyout(s). The rest of the offerings are presented by category, with hardlines and domestics product presented primarily on gondolas or in case-cut floor stacks and apparel featured on four ways and round and straight racks. The floor layout varies, based on the size and shape of a store, but a consistent flow from one category to the next is present in each store. Each store is stocked based on the specific demographics of each location with input from store management and other store personnel. Each store is encouraged to communicate directly with buyers, the new Director of Merchandising and distributors, as well as to one of three district managers, as to their needs and customers' requests.

ADVERTISING AND MARKETING

     The Company is implementing its own advertising and marketing program, focusing on direct mail and other print advertising. Electronic media is used for special events/seasons only.

     The Company has developed pricing statements which accentuate the low price image implied by the Company's name and logo, "LOT$OFF - THE ULTIMATE CLOSE-OUT STORE." The pricing statements, "Priced Right. In Your Neighborhood" and "Quality Merchandise. Close-out Prices," capitalize on the low price image, while highlighting the quality merchandise benefit and convenience. These pricing statements are communicated to customers through in-store signs and print media.

     LOT$OFF's customers are 60 percent female and 40 percent male, 25 to 50 years old and have an average annual income of $15,000 to $45,000 per household. Their ethnic make-up is 30 percent Anglo, 30 percent Afro-American and 40 percent Hispanic. Special efforts are made to reach military families in markets with a large military presence, and sales to senior citizens are also promoted with a special discount on certain days. The effective means of communication is direct mail to residences with electronic media used for special events. These customers shop seeking the best value, not necessarily the lowest price, and are influenced by nationally advertised brands.

PURCHASING

     The Company's three buyers purchase goods at substantially lower than regular wholesale prices from manufacturers and other vendors. The following factors contribute to the Company's ability to obtain quality merchandise at reduced wholesale prices:

     -    manufacturers' overproduction;
     -    cancellations of orders by other retailers;
     - merchandise which does not meet other retailers' delivery deadlines for various reasons, including import delays;
     -    merchandise not shipped to other retailers that have credit problems;
     - ability of the Company to buy goods at a time closer to a target season, or, in some cases, out of season, which is generally not the normal buying pattern of most other retail stores;
     -    excess merchandise accumulated by vendors;
     -    packaging changes by manufacturers;
     - increased availability of imports from the Far East in the form of close-outs and in-stock overruns;
     - utilization of left-over piece goods available after production for traditional department stores;
     -    discontinued goods;
     - ability to commit for categories of merchandise produced specifically for the Company; and
     -    ability of the Company to prepay or accept abbreviated credit terms.

     The Company has historically purchased merchandise from more than 1,300 manufacturers and other vendors. No single manufacturer or other vendor supplied a significant percentage of the Company's merchandise during the last fiscal year, or, in the opinion of the Company, was material to its operations. In the future, however, the Company may seek strategic alliance(s) with certain manufacturers and/or other vendors. Financial credibility and good relationships with manufacturers and other vendors, generally, are critical to the Company's operations.

     As stated above, LOT$OFF's inventory is purchased by a team of three buyers from a large number of suppliers who provide product and credit for these categories:

     basic family apparel          domestics                accessories
     hosiery                       lingerie                 houseware
     health and beauty items       household chemicals      home decor
     toys                          consumer electronics     giftware
     seasonal goods                small appliances         automotive
     shelf-stable food             sporting goods           books
     hardware                      party supplies           pet supplies
     lawn and garden supplies      infants                  trim-a-tree

     Approximately 30 percent of purchases are of "in-line" promotional product such as greeting cards (sold at a 40 percent discount from everyday pricing), imports, certain seasonal items and basic commodities, including hosiery and socks. The remaining 70 percent of purchases are principally from manufacturers' overruns, cancellations by other retailers, refurbished electronics, buy-backs, late in the season product and packaging changes. All purchases are opportunistic buys, bought with customer price points in mind.

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

DISTRIBUTION SYSTEM

     Substantially all of the Company's merchandise is shipped directly from manufacturers or vendors to store locations through a Company operated freight consolidation point in San Antonio, Texas. This cross-the-dock distribution system generally allows merchandise delivery to the Company's stores as quickly as ten days after placing an order and, in addition, gives the Company the flexibility to purchase merchandise for all or a small number of its stores.

STORE OPERATIONS

     Substantially all merchandise decisions with respect to product mix, prices, markdowns, marketing and advertising are made by management at the Company's store support center in San Antonio, Texas. The Company has three district managers and a new Director of Merchandising who visit each of the Company's stores on a regular basis to review the implementation of Company policy, monitor operations and review inventories and the presentation of merchandise. Accounting and general financial functions for the Company's stores are also conducted at the store support center. Each store has a manager and one or more assistant managers responsible for store sales and profitability, supervision and overall operations.

EMPLOYEES

     The Company has completed a major downsizing and by the end of fiscal 1997 was staffed to fit its then 41 store core business group. At May 5, 1996, the Company had 1,134 full time employees (101 corporate management, administrative and clerical personnel, 10 buyers, 56 logistics personnel and 967 store management and store personnel) and 1,482 part-time store employees. After the substantial cutbacks in personnel and the restructuring of responsibilities to reflect both the reduction in stores and the increased emphasis on cost and expense containment, the Company currently has approximately 402 full time employees (28 corporate management, administrative and clerical personnel, 3 buyers, 11 logistics personnel and 360 store management and other field personnel) and 446 part-time employees. Additional part-time employees are usually hired during the busier Easter/spring, "Back-to-School" and Christmas/holiday selling seasons. None of the Company's employees is represented by a union, and employee relations are considered satisfactory.

COMPETITION

     The Company faces intense competition for customers, for access to quality merchandise and for suitable store locations from regional and national extreme value, close-out, off-price and discount retail chains, traditional department stores and specialty retailers. Most of the Company's competitors have greater financial and marketing resources than the Company, including companies with similar concepts (Consolidated Stores Corporation:
Odd Lots, Big Lots and MacFrugal's stores; 99-Cents Only Stores; Dollar Tree Stores; and Mazel Stores, Inc.: Odd Job stores; among others). In addition, in the recent past the Company has experienced more direct price competition from certain department store chains for limited time periods as a result of promotional pricing activity. The Company may face similar periods of intense competition in the future, which could have an adverse effect on its financial results.

GEOGRAPHIC CONCENTRATION OF OPERATIONS

     The Company's stores are located in the South and Southwest, and a majority are located in Texas. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the economy of these markets. In the event of adverse economic conditions in these markets, retail spending may decline, resulting in a decrease in the Company's retail sales.

MEXICAN ECONOMIC CONDITIONS

     Although the Company has in recent years significantly reduced its dependence upon border store operations by the reduction of its border presence (from 13 to eight stores), 50-OFF's activities were historically dependent to a significant degree upon its stores located in Texas cities along the Mexican border, and such stores continue to represent an important portion of the Company's business. During fiscal 1998, approximately 20.9% of the Company's net sales were attributable to the Company's eight border stores.

     Mexican peso devaluations and duty-free import restrictions, and the enforcement thereof, have from time to time significantly reduced purchases by Mexican nationals, who constitute a significant portion of the Company's customers in certain of its border locations, and have resulted in decreases in sales during such periods. The Mexican Government devalued the peso and subsequently released it for free exchange just prior to Christmas 1994 (late fiscal 1995), and the Company has experienced a significant drop in sales from border markets from historical levels ever since. The economic weakness along the border and further erosion of the peso negatively affected sales and operating results in 50-OFF's 13 border stores throughout fiscal 1996; 50-OFF's border stores experienced an approximately $10.2 million (32.0%) drop in sales to $21.8 million for fiscal 1996 compared to $32.0 million for fiscal 1995. With the continued erosion of the value of the peso well into fiscal 1997, sales in 50-OFF's continuing border stores continued to suffer. The eight continuing border stores experienced a 34.2% drop in sales in fiscal 1997 (to approximately $10.1 million) as compared to their fiscal 1996 results (approximately $15.4 million); some of the drop, of course, is attributable to 50-OFF's inability to maintain inventories at appropriate levels due to its liquidity problems which continued for the Company well into fiscal 1998. In fiscal 1998, the eight border stores experienced a 2.9% drop in sales (to approximately $9.8 million) as compared to their fiscal 1997 results, but fourth quarter sales showed an increase of 47.1% over the sales for the prior fiscal year's comparable period. For the thirteen weeks ended May 1, 1998, merchandise sales in the eight border stores increased 4.8% over such sales for the comparable fiscal 1998 period. While the Company cannot predict the ultimate effect on future results, any weakness in the border economy and negative comparable peso values would have a negative effect on sales and other operating results.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     As with most retailers, highest net sales and operating income are experienced during the fourth quarter, which includes the Christmas/holiday selling season. Otherwise, LOT$OFF's business is heaviest on weekends (Friday through Sunday) and at the beginning of each month. Any adverse trend in net sales for the fourth quarter could have a material adverse effect upon the Company's overall profitability and adversely affect its results of operations for an entire fiscal year. See Note 12 of Notes to Consolidated Financial Statements.

     In additional to seasonality, the Company's results of operations may fluctuate from quarter to quarter as a result of the timing of store openings, including the level of advertising and pre-opening expenses associated with such openings, as well as other factors.

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

ITEM 2.   PROPERTIES

     The Company's 44 stores (including one annex) are all leased and range in size from 6,064 to 50,000 square feet, with most containing at least 17,000 square feet of selling space. Stores average approximately 25,900 square feet (22,120 square feet of selling space) and are located in both urban and suburban markets and in strip centers, enclosed malls and stand alone units. The Company's policy is to locate stores in areas where demographics indicate that its targeted customers have easy access to the location and where the targeted customer base is large enough to support a store.

     The Company opened a total of five stores in fiscal 1996, one store in fiscal 1997 and three stores in late fiscal 1998. The Company currently expects to open or move as many as 10 stores in fiscal 1999. The Company closed 14 stores during fiscal 1996. In fiscal 1997, the Company closed one store prior to the filing under chapter 11 of the Bankruptcy Code and 57 stores after the filing. The Company closed three stores in fiscal 1998 (February 1997). The Company currently expects to close as many as four stores, including its store in Lawton, Oklahoma by May 5, 1998, in fiscal 1999 as a result of negotiated lease cancellations, lease expirations and/or the Company's not exercising its renewal options.

     During fiscal 1998, the Company incurred and expensed an aggregate of approximately $4,372,000 in fixed rent and a nominal amount of additional percentage rent. Minimum rental commitments (excluding renewal options) under leases having a term of more than one year at January 30, 1998 are approximately $4,140,000 for the fiscal year ending January 29, 1999. The Company plans to downsize some continuing stores and to attempt to renegotiate rental rates on certain remaining leases.

     The following is a list of the 44 stores the Company is currently operating by state and city (total: 1,131,957 square feet; 893,267 square feet selling space).

-------------------------------------------------------------------------------
LOUISIANA (5)       OKLAHOMA (4)        TEXAS (31)            TEXAS (CONTINUED)
-------------------------------------------------------------------------------
Baton Rouge (2)     Lawton              Amarillo              Laredo
-------------------------------------------------------------------------------
Bossier City        Oklahoma City (3)   Austin                Lubbock
-------------------------------------------------------------------------------
New Orleans                             Brownsville           McAllen
-------------------------------------------------------------------------------
Shreveport          TENNESSEE (1)       Corpus Christi        Midland
-------------------------------------------------------------------------------
                    Memphis             Dallas-Fort Worth (5) Pharr
-------------------------------------------------------------------------------
NEW MEXICO (3)                          El Paso (2)           Roma (and annex)
-------------------------------------------------------------------------------
Albuquerque (3)                         Harlingen             San Antonio (8)
-------------------------------------------------------------------------------
                                        Houston (4)           Waco
-------------------------------------------------------------------------------

     In most of the Company's stores, a small portion of selling space is subleased to an unaffiliated party operating shoe departments. Such subleases provide for a percentage rent payable to the Company equal to 12% of the net sales of such departments. In certain of the San Antonio, Texas stores, a small portion of selling space is subleased to an unaffiliated party operating jewelry departments at 10% percentage rent. The rental income from the subleases is included in the Company's reported net sales figures.

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

     The Company operates an approximately 40,000 square foot freight consolidation, ticketing and cross-the-dock distribution facility in San Antonio, Texas under a month-to-month lease at $12,400 per month.

     The Company owns its equipment, furniture and fixtures which are well-maintained and suitable for its present store requirements. The Company sold its store support center in San Antonio, Texas for gross proceeds of $1,440,000 on January 14, 1997 and leased back the reduced portion of the building occupied by the downsized corporate staff for $18,001 per month to February 1, 1998. On February 1, 1998, the Company leased a new facility to house its store support center (corporate) staff for $10,288 per month through January 2003.

     The Company has registered its principal logos, "LOTSOFF" and "LOT$OFF" as service marks in the principal register with the U.S. Patent and Trademark Office.

ITEM 3.   LEGAL PROCEEDINGS

     As was discussed above, among the principal reasons for 50-OFF's having to file for bankruptcy protection was a severe liquidity crisis caused in part by the breach of certain foreign purchasers of their contractual obligations to purchase in aggregate 1,500,000 shares of Old Common Stock at $3.65 per share ($5,475,000 in aggregate) in an international (Regulation S) offering by 50-OFF in late fiscal 1995. 50-OFF filed two lawsuits relating to this matter.

     On February 21, 1995, 50-OFF filed a lawsuit [50-OFF STORES, INC. V.
                                                  -----------------------
BANQUE PARIBAS (SUISSE), S.A., BETAFID, S.A., YANNI KOUTSOUBOS, ANDALUCIAN
--------------------------------------------------------------------------
VILLAS (FORTY EIGHT) LIMITED, ARNASS LIMITED, BROCIMAST ENTERPRISES LTD.,
-------------------------------------------------------------------------
DENNIS MORRIS, HOWARD WHITE, CHASE MANHATTAN BANK, N.A. AND ARIES PEAK, INC.,
-----------------------------------------------------------------------------
Case No.

SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A. ("Paribas"), Betafid S.A., Chase Manhattan Bank, N.A. ("Chase") and certain affiliated individuals and companies in connection with the theft of 1,500,000 shares of Old Common Stock which certain of the defendants had agreed to purchase at $3.65 per share. Among other counts, the lawsuit alleged breach of contracts, securities fraud, conspiracy and conversion. The conversion claim related to actions of the defendants in transferring, selling and trading the shares despite the fact that the defendants had never paid for such shares. 50-OFF sought recovery of actual and punitive damages and pre- and post-judgment interest.

     On October 14, 1997, the trial of this case began before the Honorable H.F. Garcia. Defendants, Paribas, Chase and Dennis Morris, appeared and announced ready for trial. On November 14, 1997, after four weeks of evidence, the Company entered into a Settlement Agreement and Full and Final General Release with Paribas. As part of the settlement, Paribas agreed to pay the Company $2,400,000 (of which the Company received $1,800,000 after attorneys' contingent fees but before other related expenses) in exchange for which the Company agreed to dismiss all claims against Paribas with prejudice. The Company also dismissed all claims against Dennis Morris; however, such dismissal was not the result of a settlement agreement between the parties.

     On November 20, 1997, at the close of evidence, the Company obtained a jury verdict against Chase on its claim of conversion in the amount of $150,975,000, representing $12,975,000 in actual damages and $138,000,000 in punitive damages. On November 21, 1997, the Company moved the court to enter a final judgment against Chase in the amount of $148,575,000, which reflects the jury's verdict, minus a credit for Paribas' settlement amount. In addition to the verdict against Chase, the Company obtained a $30,000,000 default judgment against Yanni Koutsoubos on its claims for violation of
Section 10b-5 of the Securities Exchange Act and common law fraud. Such judgment represents $10,000,000 in actual damages and $20,000,000 in punitive damages. On December 4, 1997, the court entered a judgment against Chase in the Company's favor for $148,575,000 plus costs of court, pre-judgment interest on $12,975,000 at 10% per annum from November 18, 1994 until December 4, 1997 and post-judgment interest on the entire judgment amount at 5.42% from December 4, 1997. Subsequently, Chase filed five post-judgment motions with the court: motion for new trial; motion to alter or amend the judgment; renewed motion for judgment as a matter of law; motion to apply a settlement credit and motion for leave to conduct oral deposition; and motion for hearing. On February 23, 1998, the court, having considered such motions, the supplements to such motions, the response of the Company to such motions and the entire record in the cause, denied all of Chase's post-judgment motions. Chase has given notice that it will appeal the judgment entered by the court to the Fifth Circuit Court of Appeals in New Orleans. The Fifth Circuit Court of Appeals has requested and arranged a pre-hearing conference among the parties in New Orleans beginning on May 14, 1998.

     On April 6, 1998, the court entered default judgments against Betafid S. A., Andalucian Villas (Forty-Eight) Limited, Arnass Limited, Brocimast Enterprises Limited, Howard White and Aries Peak, Inc. on the Company's claims for violations of Section 10b-5 of the Securities Exchange Act and common law fraud. Such judgments total $166,275,000, plus pre-judgment interest on $12,975,000 at 10% per annum from November 18, 1994 until April 6, 1998 and post-judgment interest on the entire amount at 5.31% from April 6, 1998.

     The Company intends to vigorously pursue the favorable judgments obtained against defendants in the above matter. The Company, based upon advice from counsel, believes that it will obtain a favorable result in the appeal of the judgment against defendant Chase referenced in the above proceeding. The Company intends to vigorously pursue all remedies to collect the sums owing to the Company as per the judgments that have been obtained against the other defendants, although the collectibility of these judgments is uncertain. Akin, Gump, Strauss, Hauer & Feld, L.L.P. represents the Company in these matters on a contingency fee basis.

     On January 9, 1996, 50-OFF filed a lawsuit [50-OFF STORES, INC. V.
                                                -----------------------
JEFFERIES & COMPANY, INC. AND JEFFERIES INTERNATIONAL LIMITED, Cause No.
-------------------------------------------------------------
96-CI-00349] in Bexar County District Court, San Antonio, Texas against its placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleged that the defendants breached their contracts with 50-OFF and breached their fiduciary duties to 50-OFF by failing to investigate properly the qualifications of the purchasers that they introduced to 50-OFF. The Company also asserted securities fraud claims against the defendants in connection with the transaction. 50-OFF sought to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorney's fees. On January 16, 1998, the Company reached an agreed settlement for $4,300,000 with Jefferies & Company, Inc. and Jefferies International Limited and received $3,000,000 after attorneys' contingent fees but before other related expenses.

     The Company is party to certain other legal proceedings, none of which are believed to be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's stockholders, through solicitation of proxies or otherwise, during the fourth quarter of fiscal 1998.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     As indicated above, all Old Common Stock, along with existing options and warrants to purchase such stock, were canceled effective June 16, 1997, the effective date of the plan.

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

     LOT$OFF'S Common Stock began trading over-the-counter on the National Association of Securities Dealers Bulletin Board (the "Bulletin Board") on August 22, 1997 under the symbol "LOTS."

RANGE OF SALE PRICES

     The following table sets forth for the periods indicated the range of high and low closing sale prices for the Old Common Stock as reported on the NASDAQ National Market.

                    RANGE OF SALE PRICES FOR FOFFQ

     For Fiscal Year Ended January 31, 1997:
     --------------------------------------
      Quarter ended May 3, 1996..........    1.69      0.94
      Quarter ended August 2, 1996.......    1.50      0.75
      Quarter ended November 1, 1996.....    0.94      0.06
      Period ended December 30, 1996.....    0.44      0.16

     The high and low closing sales prices for FOFFQ for the period from December 31, 1996 through June 16, 1997 were $0.19 and $0.01, respectively; and the closing prices in the over-the-counter market on March 21, 1997 and June 16, 1997 were $0.08 and $0.01 per share, respectively.

     The following table sets forth for the periods indicated the range of high and low closing sale prices for the Common Stock as reported on the Bulletin Board through May 1, 1998.

                         RANGE OF SALE PRICES FOR LOTS

                                                      HIGH      LOW
                                                      ----      ---
     FOR FISCAL YEAR ENDED JANUARY 30, 1998:
     ---------------------------------------
      Quarter ended October 30, 1997 . . . . . . . . $1.75     $1.00
      Quarter ended January 30, 1998 . . . . . . . .  5.88      1.50

     FOR FISCAL YEAR ENDED JANUARY 27, 1999:
     ---------------------------------------
      Quarter ended May 1, 1998. . . . . . . . . . .  8.38      4.63

The high, low and closing sales price for the Common Stock on the Bulletin Board on May 4, 1998 was $6.75

DIVIDENDS

     50-OFF never paid cash dividends on shares of Old Common Stock. LOT$OFF has not paid cash dividends on shares of Common Stock, and management presently intends to retain cash for the operation and expansion of LOT$OFF's business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. In addition, the Company is prohibited from paying dividends on its Common Stock by the terms of its credit facility.
See Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein.

REDEMPTION OF SERIES A PREFERRED STOCK

     On December 8, 1997, the Company notified holders of Series A Preferred Stock that it would redeem all 856,080 shares outstanding on December 30, 1997 at a price of $5.00 per share. From and after December 30, 1997, the Series A Preferred Stock was deemed to be no longer outstanding, further dividends ceased on such Series A Preferred Stock, and the holders thereof were entitled to no rights as such holders except to receive the redemption price of $5.00 per share. Shares of Series A converted into Common Stock prior to December 30, 1997 were not subject to redemption. The Company redeemed 17,900 shares of Series A Preferred Stock for $89,500. The remaining 838,180 shares of Series A Preferred Stock were converted into 1,676,360 shares of Common Stock.

CONVERSION OF SERIES B PREFERRED STOCK

     On March 19, 1998, in response to the Company's motion to modify the Plan by consolidating certain steps to be taken pursuant to the Plan and with the support of the Class 7 agent and its counsel, representing Class 7 creditors (the allowed general unsecured creditors) under the Plan, the Court entered an order to consolidate the treatment of Class 7 creditors by allowing the issuance of two shares of Common Stock in lieu of any single share of Series B Preferred Stock, Series A Conversion Rights or Series A Preferred Stock, as the case may be, which would otherwise have been issued pursuant to the Plan. The immediate effect of the order was to cause the conversion of the previously issued, but undistributed, 798,210 shares of Series B Preferred Stock into 1,596,420 shares of Common Stock and the eliminations of the Series B Preferred Stock and of any obligation of the Company to issue Series A Conversion Rights or Series A Preferred Stock to allowed general unsecured creditors under the Plan. Such shares of Common Stock are in an escrow account at Continental Stock Transfer & Trust Company for the benefit of holders of allowed general unsecured claims pending distribution upon the filing and/or resolution of claims objections. Future obligations, if any, to the allowed general unsecured creditors (up to the full face amount of their allowed claims, depending on Net Lawsuits' Proceeds as defined in the Plan) may be satisfied by the issuance of Common Stock and/or cash [Excess Net Lawsuits' Proceeds (up to $1.5 million as defined in the Plan) must be paid in cash]. RECORD HOLDERS

     As of April 24, 1998, the number of record holders of LOT$OFF's 4,157,810 shares of Common Stock, including the 1,596,420 shares in escrow and awaiting distribution to holders of allowed general unsecured claims (see Conversion of Series B Stock, above), was 47, including CEDE (nominee for the Depository Trust Company) which holds 2,498,740 shares for the accounts of others.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data (dollars in thousands, except per share data) should be read in conjunction with and are qualified in their entirety by the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10K.

                                                              FISCAL YEARS ENDED

                                           JAN. 28,     FEB. 3,     FEB. 2,     JAN. 31,    JAN. 30,
                                            1994         1995        1996         1997        1998
                                            ----         ----        ----         ----        ----
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales  . . . . . . . . . . . . . . .   $199,589    $201,543    $175,023     $106,194    $48,462
Cost of sales (1). . . . . . . . . . . .    137,784     135,560     118,629       78,560     33,638
                                           --------    --------    --------     --------    -------
Gross profit . . . . . . . . . . . . . .     61,805      65,983      56,394       27,634     14,824
Selling, advertising, general and
  administrative expenses (2)  . . . . .     65,477      63,827      57,377       42,295     23,589
Depreciation and amortization  . . . . .      3,523       3,779       3,951        3,223        742
Reorganization items (3) . . . . . . . .          -           -           -       23,975        600
Total operating expense  (1 & 2) . . . .     69,722      72,624      60,918       69,493     24,931
Interest expense, net  . . . . . . . . .        528       1,382       2,255        1,597        787
Net lawsuit proceeds . . . . . . . . . .          -           -           -            -      3,978
Income (loss) before cumulative effect
  of a change in accounting
  principle and income taxes (1 & 2) . .     (8,445)     (8,024)     (6,778)     (43,457)    (6,915)
Benefit from (provision for)
  income tax (4) . . . . . . . . . . . .      2,933           -           -         (153)         -
Cumulative effect of a change
  in accounting principle, net of
  income tax benefit(2). . . . . . . . .     (3,404)          -           -            -          -
                                           --------    --------    --------     --------    -------
Net income (loss) (1, 2 & 4) . . . . . .   $ (8,916)   $ (8,024)   $ (6,778)    $(43,610)   $(6,915)
                                           --------    --------    --------     --------    -------
                                           --------    --------    --------     --------    -------
Dividends on Series A  Preferred Stock .          -           -           -            -    $    59
Net income (loss) applicable to
  Common Stock (1, 2 & 4). . . . . . . .   $ (8,916)   $ (8,024)   $ (6,778)    $(43,610)   $(6,974)
Income (loss) per common share -
  basic (5). . . . . . . . . . . . . . .   $  (0.86)   $  (0.76)   $  (0.56)    $  (3.57)   $ (1.34)

OTHER DATA:
Stores open at beginning of period . . .         98         111         109          100         44
New stores . . . . . . . . . . . . . . .         22           5           5            1          3
Stores closed  . . . . . . . . . . . . .          9           7          14           57          3
Stores open at end of period   . . . . .        111         109         100           44         44
Softlines sales as a percentage of
  merchandise sales (6)  . . . . . . . .       80.3%       77.4%       75.8%        69.1%      50.5%
Hardline sales  as a percentage of
  merchandise sales (6)  . . . . . . . .       19.7%       22.6%       24.2%        30.9%      49.5%
Comparable store sales increase
  (decrease) from prior period (7) . . .       (9.5)%       2.6%       (8.7)%      (30.9)%    (11.4)%

BALANCE SHEET DATA:
Working capital  . . . . . . . . . . . .   $ 12,909    $  8,503    $ 11,094     $  4,073    $   588
Total assets . . . . . . . . . . . . . .     67,601      62,676      55,449       19,255     20,344
Long-term obligations, excluding
  current maturities . . . . . . . . . .      6,403      14,012      15,102            -      1,263
Liabilities subject to compromise  . . .          -           -           -       30,251          -
Stockholders' equity (deficit) . . . . .   $ 35,683    $ 28,557    $ 21,779     $(21,831)   $ 3,506

--------------
(1) Total operating expense amounts indicated for January 28, 1994, February 3, 1995, February 2, 1996, January 31, 1997 and January 30, 1998 include closed store costs (excluding inventory liquidation write-downs of approximately $0, $1,129,000, $0,

     $5,415,000 and $87,000, respectively, charged to cost of sales) of approximately $722,000, $5,018,000, $(410,000), $0 and $87,000,
     respectively.  See Note 3.

(2) Effective with the beginning of fiscal 1994, the Company changed its method of accounting for pre-opening store costs to expense such costs as incurred rather than capitalizing such costs and amortizing them over a period of 12 months from the store opening date. Selling, advertising, general and administrative expense amounts indicated for January 28, 1994, February 3, 1995, February 2, 1996, January 31, 1997 and January 30, 1998 include pre-opening expenses of $3,932,554, $250,864, $309,035, $66,997 and
     $32,940, respectively.

(3) Reorganization items in fiscal 1997 include severance payroll ($191,000), professional fees ($997,000), loss on closings of stores ($23,143,000) and gain on sale of building ($356,000). The fiscal 1998 reorganization items are for professional fees of $600,000.

(4) In fiscal 1995, 1996, 1997 and 1998, no income tax benefit was recorded in accordance with Statement of Financial Accounting Standards No. 109. In fiscal 1997, an income tax provision was recorded to book additional valuation allowance due to uncertain realizability of the Company's loss carryforward. See Note 7 of Notes to Consolidated Financial Statements.

(5) Loss per share amounts prior to January 30, 1998 have been restated where appropriate to conform with the requirements of Statement of Financial Accounting Standard No. 128. See Note 1 of Notes to Consolidated Financial Statements.

(6) Merchandise sales are net sales less other revenue, principally layaway fees (no longer applicable, discontinued in fiscal 1997) and rental income from leased shoe and jewelry departments.

(7) Comparable store date are calculated based on stores which have been open over 24 months.

     No cash dividends with respect to Old Common Stock or Common Stock were paid during any of the fiscal periods referred to in the foregoing table. Dividends of $58,855 were paid on Series A Preferred Stock in fiscal 1998.

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

                                                           PERCENTAGE OF NET SALES
                                               --------------------------------------------
                                                             FISCAL YEAR ENDED
                                               --------------------------------------------
                                               JAN. 30, 1998   JAN. 31, 1997   FEB. 2, 1996
                                               -------------   -------------   ------------
Costs and Expenses:
  Cost of sales  . . . . . . . . . . . . . .       69.2%           74.0%          67.8%
  Selling, advertising, general and
    administrative . . . . . . . . . . . . .       48.7            39.8           32.6
  Pre-opening store costs. . . . . . . . . .          -               -             .2
  Depreciation and amortization  . . . . . .        1.5             3.0            2.2
  Closed store costs . . . . . . . . . . . .          -               -            (.2)
  Reorganization items . . . . . . . . . . .        1.2            22.6              -
  Interest expense, net  . . . . . . . . . .        1.6             1.5            1.3
                                                  -----           -----          -----
Total expenses . . . . . . . . . . . . . . .      122.3           140.9          103.9
                                                  -----           -----          -----
Loss before income taxes and net
  lawsuit proceeds . . . . . . . . . . . . .      (22.3)          (40.9)          (3.9)
Net lawsuit proceeds . . . . . . . . . . . .        8.2               -              -
Loss before income taxes . . . . . . . . . .      (14.1)          (40.9)          (3.9)
Provision for income taxes . . . . . . . . .          -             (.1)             -
                                                  -----           -----          -----
Net loss   . . . . . . . . . . . . . . . . .      (14.1)%         (41.0)%         (3.9)%
                                                  -----           -----          -----
                                                  -----           -----          -----

                                                                 PERCENTAGE CHANGE
                                                      --------------------------------------
                                                      FISCAL YEAR ENDED    FISCAL YEAR ENDED
                                                      JANUARY 30, 1998     JANUARY 31, 1997
                                                         COMPARED TO          COMPARED TO
                                                      FISCAL YEAR ENDED    FISCAL YEAR ENDED
                                                      JANUARY 31, 1997     FEBRUARY 2, 1996
                                                      -----------------    -----------------
Net sales  . . . . . . . . . . . . . . . . . . . . . .      (54.4)%              (39.3)%
Cost of sales  . . . . . . . . . . . . . . . . . . . .      (57.3)               (33.8)
Operating expenses
    Selling, advertising, general and administrative .      (44.2)               (26.3)
    Depreciation and amortization  . . . . . . . . . .      (77.0)               (18.4)
    Closed store costs . . . . . . . . . . . . . . . .     (100.0)                 N/A
    Reorganization items . . . . . . . . . . . . . . .      (97.5)                 N/A
    Interest expense . . . . . . . . . . . . . . . . .      (50.7)               (29.2)
Total operating expenses . . . . . . . . . . . . . . .      (64.1)                14.1
Loss before income taxes . . . . . . . . . . . . . . .      (84.1)               541.1
Net loss . . . . . . . . . . . . . . . . . . . . . . .      (84.1)               543.4
Weighted average number of stores  . . . . . . . . . .      (49.2)               (20.4)

FISCAL YEAR ENDED JANUARY 30, 1998 COMPARED TO FISCAL YEAR ENDED
JANUARY 31, 1997

     The net sales decrease of 54.4% for fiscal 1998 compared to fiscal 1997 resulted primarily from the decrease of 49.2% in the weighted average number of stores (from 82.8 to 42.1) in operation during fiscal 1998 as compared to fiscal 1997 and from a decrease in comparable store sales (due primarily to inventory imbalances in the 41 continuing stores and decreased traffic in the stores). Also contributing to this decrease were the increased net sales resulting from liquidations of inventory at 50-OFF stores in the process of closing or converting to LOT$OFF stores during fiscal 1997.

     Cost of sales as a percentage of net sales decreased to 69.2% for fiscal 1998 compared to 74.0% for fiscal 1997, primarily due to lower markdowns as a percentage of net sales (i.e., higher maintained margins) than in fiscal 1997 when substantial write-downs of inventories in stores being liquidated for closing or conversion were taken.

     Selling, advertising, general and administrative expenses increased from 39.8% of net sales for fiscal 1997 to 48.7% of net sales for fiscal 1998, due primarily to lower sales. The 44.2% decrease in the amount of selling, advertising, general and administrative expenses compared to fiscal 1997 was the result of the 49.2% decrease in the weighted average number of stores in operation.

     Depreciation and amortization decreased by 77.0% in fiscal 1998 compared to fiscal 1997, due to the substantial decrease in the number of stores in operation and to substantial prior write-downs of fixed assets, including the remaining equipment, fixtures and leasehold improvements.

     Other expense, net, decreased to approximately $787,000 for fiscal 1998 compared to approximately $1,597,000 for fiscal 1997, due primarily to decreased interest expense attributable to a lower effective interest rate and decreased borrowings under the Company's revolving credit line.

     The decrease in loss (before income taxes and net lawsuit proceeds) for fiscal 1998 as compared to fiscal 1997 is due primarily to higher maintained margins and lower reorganization, depreciation, amortization and interest expenses.

     Income tax benefits related to the losses for fiscal 1998 and 1997 were not recognized because the utilization of such benefits is not assured. Such
benefits are available for recognition in future years.   As of January 30,
1998, the Company had federal tax net operating loss carryforwards of approximately $58,549,000 ($46,906,000 at January 31,1997) expiring through 2014, alternative minimum tax credit carryforwards of approximately $337,000 ($337,000 at January 31,1997), which are available to offset regular federal income taxes in the future until fully utilized, and targeted jobs credit carryforwards of approximately $178,000 ($178,000 at January 31,1997) expiring in 2006 through 2009. As a result of the bankruptcy proceedings and the related Plan, the net operating loss ("NOL") carryforwards, tax credit carryforwards and other tax attributes of the Company will be reduced (perhaps significantly) as a result of debt forgiveness income in accordance with section 108(b) of the Internal Revenue Code ("IRC") or the receipt of substantial net lawsuit proceeds in excess of such debt. In addition, IRC section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year period. Under the Plan, the ownership of the Company may be deemed to have changed by more than fifty percent. Accordingly, to the extent NOL and tax credit carryforwards remain after reduction under IRC section 108(b) and/or the receipt of any net lawsuit proceeds, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

FISCAL YEAR ENDED JANUARY 31, 1997 COMPARED TO FISCAL YEAR ENDED FEBRUARY 2,
1996

     The net sales decrease of 39.3% for fiscal 1997 compared to fiscal 1996 was attributable to a 20.4% decrease in the weighted average number of stores in operation (from 104.0 stores to 82.8) and a 30.9% decrease in comparable store sales. These decreases were partially offset by increased net sales pertaining to liquidations of inventories at the 50-OFF stores converted to LOT$OFF stores during the fiscal 1997 period, the sale to a third party of inventories at 37 stores closed during the period and the beginning of store liquidations at other stores closed.

     Cost of sales as a percentage of net sales increased from 67.8% for fiscal 1996 to 74.0% for fiscal 1997, due primarily to approximately $5,415,000 in write-downs of inventories at stores liquidated (including the inventories sold to a third party at 37 stores closed during the period) and to the store liquidations which began in September.

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

     Other expense, net, decreased to approximately $1,597,000 in fiscal 1997 compared to approximately $2,255,000 in the prior fiscal year, due primarily to decreased interest expense attributable to decreased borrowings under 50-OFF's line of credit and 50-OFF's discontinuing to accrue interest on certain of its obligations.

     The increase in 50-OFF's loss before income taxes for fiscal 1997 compared to fiscal 1996 was primarily due to 50-OFF's reorganization expenses associated with the bankruptcy filings, lower sales and the write-downs, sales and liquidations of inventories discussed above.

     Income tax benefits related to the losses for fiscal 1997 and 1996 were not recognized because the utilization of such benefits is not assured.

LIQUIDITY AND CAPITAL RESOURCES

     The Company began fiscal 1998 with cash of $491,297. During the fiscal year ended January 30, 1998, the Company increased borrowings by a net of $934,018, used $4,889,408 for operating activities, used $518,491 for capital expenditures in refurbishing existing stores, opening three stores and converting 50-OFF stores to LOT$OFF stores, received net proceeds of $4,059,994 from the sale of new equity, redeemed 17,900 shares of Series A Preferred Stock for $89,500, distributed $58,855 for dividends on Series A Preferred Stock and ended the fiscal year with cash on hand of $473,553.

     On June 16, 1997, the Company, with the approval of the Court, entered into a credit agreement (as amended on August 28, 1997, December 22, 1997, February 15, 1998 and April 17, 1998) with GECC providing the Company with a line of credit through June 16, 2000 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield of 30-day commercial paper (currently 5.55%) plus 3%. The line of credit is collateralized by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants. The agreement also contains minimum availability, minimum gross margin, minimum EBITDA, minimum inventory, minimum sales, minimum trade support and maximum capital expenditure financial covenants.
In late 1997, the Company notified GECC that it was in violation of certain covenants under the credit agreement, including minimum availability. On December 22, 1997, the Company entered into an amendment to the credit agreement allowing for additional availability of $1.0 million from December 22 through December 31, 1997 and $2.0 million from January 1 through February 15, 1998. As of January 30, 1998, the Company had approximately $6,330,598 outstanding under the credit facility and had net availability of approximately $1,853,000, including the additional availability. On February 15, 1998, the Company entered into another amendment to the credit agreement allowing for additional availability of $1,250,000 from February 15 through March 1, 1998. On April 17, 1998, the Company entered into a further amendment to the credit agreement in conjunction with the acquisition by GECC of a contingent claim on a $10,000,000 portion of the potential net proceeds from the $148,575,000 judgment against The Chase Manhattan Bank for $5,800,000, or 58 cents on the dollar. See Note 13 of Notes to Consolidated Financial Statements. The effect of this amendment was the waiver of all existing covenant violations and related defaults under the credit agreement through May 31, 1998. At April 17, 1998 and after giving effect to the transaction with GECC and the related amendment to the credit agreement, the Company had approximately $4,079,000 outstanding under the credit facility, had approximately $3,893,000 available for use and was not in default under the credit agreement. The Company and GECC have agreed to renegotiate the continuing covenants in the credit agreement in May 1998. The Company believes that it will negotiate covenants with which it will be able to comply.

     The Company believes borrowings available under its revolving credit facility, available trade credit, its restructuring of certain obligations under the Plan, its operating cash flow and its cash on hand will be adequate to finance its operations, including the opening of six (net) new stores in Texas, through fiscal 1999. No assurance can be given, however, that such sources of capital will be sufficient or that the Company will be successful in its continuing efforts to attain and sustain profitability. For this reason, any investment in Common Stock should be considered speculative. The receipt of additional proceeds from the significant litigation brought by the Company could add significantly to the Company's capital resources and liquidity. See Part I. Item 3. Legal Proceedings.

     The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, the need to remain in compliance with the terms, covenants and conditions of it revolving credit facility, the degree of success in continuing to increase sales and in achieving an operating profit and the ability to maintain trade credit and merchandise flows to its stores. While management believes that the downsizing of the total stores in operation and the reduction in the geographic area it serves has facilitated its efforts to improve the Company's operating performance and that the recapitalization implemented upon the consummation of its Plan, coupled with the receipt of net lawsuit proceeds and the receipt of contingent claim proceeds from GECC, have strengthened its financial position and alleviated concerns of credit and merchandise suppliers, no assurance can be given that the Company will be successful in its continuing efforts to return to profitability. The anticipated receipt of additional proceeds from the Company's lawsuit related to certain parties' breaches of contractual obligations, as well as certain other violations, especially conversion, related to the Company's November 1994 Regulation S offering would further strengthen the Company's financial position. If the Company's plans to improve operations are not successful, management will consider, among other alternatives, strategic and/or financial alliances with third parties (including wholesalers or manufacturers) and the merger or sale of all or a part of the Company.

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

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) The following documents are being filed as part of this annual report on Form 10-K:

      1. Consolidated financial statements and independent auditors' report for LOT$OFF Corporation (formerly known as 50-OFF Stores, Inc.) and subsidiaries:

          Independent auditors' report.

          Consolidated balance sheets - January 30, 1998 and January 31, 1997.

          Consolidated statements of operations - years ended January 30, 1998, January 31, 1997 and February 2, 1996.

          Consolidated statements of changes in stockholders' equity - years ended January 30, 1998, January 31, 1997 and February 2, 1996.

          Consolidated statements of cash flows - years ended January 30, 1998, January 31, 1997 and February 2, 1996.

          Notes to consolidated financial statements.

     2.   Consolidated financial statement schedules:

          Schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and/or the Notes thereto.

     3.   Exhibits:

          2.1       Disclosure Statement, including Joint Plan of
                    Reorganization, as amended. (F)

          3.1       Restated Certificate of Incorporation. (F)

          3.2       Amended and Restated Bylaws. (F)

          4.1       Certificate of Designation for Series A Preferred Stock. (F)

          4.2       Certificate of Designation for Series B Preferred Stock. (F)

          10.1      Stock Option Plan. (F)

          10.2      Loan with General Electric Capital Corporation (F)

          10.3 Note and Security Documents with General Electric Capital Corporation. (F)

          10.4 Certificate of Corporate Resolution Adopting the Company 401K Profit Sharing Plan and Trust. (B)

          10.5      Partnership Agreement dated April 17, 1998 (H)

          10.6      Guaranty Agreement dated April 17, 1998 (H)

          10.7 Assignment and Transfer of Judgment and Cause of Action dated April 17, 1998 (H)

          10.8 Second Amendment to the Revolving Credit Agreement dated December 22, 1997 (H)

          10.9 Third Amendment to the Revolving Credit Agreement dated February 15, 1998 (H)

          10.10 Fourth Amendment to the Revolving Credit Agreement dated April 17, 1998 (H)

          99.1 The Order entered by the Court on March 19, 1998 and related motion. See Part II. Item 5. Conversion of Series B Preferred Stock. Part II. Market for Registrant's Common Stock and Related Stockholder Matters. (H)

          99.2 The Judgment entered by the court on April 6, 1998 against certain defendants. See Part I. Item 3. Legal Proceedings.
                    (H)

          18.       Change in Accounting Principles. (D)

          21.       Subsidiaries of the Registrant. (H)

          23.       Consent of Deloitte & Touche LLP (H)

          25. Power of attorney appears after signature page in this report on Form 10-K.

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

     (H)  Filed herewith.


  (B)  Reports on Form 8-K

     A report on Form 8-K was filed on December 9, 1997 reporting certain other events as follows:

     1.   The adoption of certain bylaw amendments by the Board of Directors.

     2. The jury verdict against Chase and the Judgment entered by the court against Chase.
          See Part I. Item 3.  Legal Proceedings.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED:

                                   LOT$OFF CORPORATION

                              BY:  /s/ CHARLES J. FUHRMANN II
                                   ---------------------------------------------
                                   CHARLES J. FUHRMANN II, CHAIRMAN, PRESIDENT,
                                   AND CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                   EXECUTIVE OFFICER)

                              BY:  /s/ JEFF SEIDEL
                                   ---------------------------------------------
                                   JEFF SEIDEL, VICE PRESIDENT, CHIEF FINANCIAL
                                   OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING
                                   OFFICER)

                                   DATE:   MAY 15, 1998


                              POWER OF ATTORNEY

     THE UNDERSIGNED DIRECTORS AND OFFICERS OF LOT$OFF CORPORATION HEREBY CONSTITUTE AND APPOINT CHARLES J. FUHRMANN II AND JEFF SEIDEL OUR TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, TO EXECUTE IN OUR NAME AND BEHALF IN THE CAPACITIES INDICATED BELOW ANY AMENDMENTS TO THIS ANNUAL REPORT ON FORM 10-K FOR LOT$OFF CORPORATION FOR FILING WITH THE SECURITIES AND EXCHANGE COMMISSION AND HEREBY RATIFY AND CONFIRM ALL SUCH ATTORNEYS-IN-FACT AND AGENTS SHALL LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT, AND IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                         TITLE                        DATE
         ---------                         -----                        ----

/s/ CHARLES J. FUHRMANN II      CHAIRMAN, PRESIDENT, CHIEF          MAY 15, 1998
---------------------------     EXECUTIVE OFFICER AND DIRECTOR
    CHARLES J. FUHRMANN II      (PRINCIPAL EXECUTIVE OFFICER)

   /s/  JEFF SEIDEL             VICE PRESIDENT, CHIEF FINANCIAL     MAY 15, 1998
---------------------------     OFFICER AND SECRETARY
        JEFF SEIDEL             (PRINCIPAL FINANCIAL AND
                                ACCOUNTING OFFICER)

   /s/ CECIL SCHENKER           DIRECTOR                            MAY 11, 1998
---------------------------
       CECIL SCHENKER

  /s/ SHERYLE J. BOLTON         DIRECTOR                            MAY 11, 1998
---------------------------
      SHERYLE J. BOLTON

   /s/ WILLIAM B. SNOW          DIRECTOR                            MAY 12, 1998
---------------------------
       WILLIAM B. SNOW

   /s/ M. DAVID WHITE           DIRECTOR                            MAY 11, 1998
---------------------------
       M. DAVID WHITE

                                LOT$OFF CORPORATION
                                     INDEX TO
                         CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . .       F-2
Consolidated Balance Sheets - January 30, 1998 and January 31, 1997  . .       F-3
Consolidated Statements of Operations - Years ended January 30,
  1998, January 31, 1997 and February 2, 1996  . . . . . . . . . . . . .       F-4
Consolidated Statements of Changes in Stockholders' Equity -
  Years ended January 30, 1998, January 31, 1997 and
  February 2, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . .       F-5
Consolidated Statements of Cash Flows - Years ended
  January 30, 1998, January 31, 1997 and February 2, 1996  . . . . . . . F-6 -  F-7
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . F-8 - F-21


Schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements and/or the notes thereto.

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
LOT$OFF Corporation
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of LOT$OFF Corporation and subsidiaries as of January 30, 1998 and January 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended January 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LOT$OFF Corporation and subsidiaries as of January 30, 1998 and January 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on June 3, 1997, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective on June 16, 1997. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Note 2 to the consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's need to attain and sustain profitable operations and its ability to ultimately comply with all of the covenants (as they exist today and in the future) of its line of credit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
San Antonio, Texas
May 5, 1998

                             LOT$OFF CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                  JANUARY 30, 1998    JANUARY 31, 1997
                                                  ----------------    ----------------
CURRENT ASSETS:
Cash and cash equivalents  . . . . . . . . . . . . $    473,533        $    491,297
Cash in escrow . . . . . . . . . . . . . . . . . .            -             330,000
Accounts receivable  . . . . . . . . . . . . . . .      113,463             717,852
Merchandise inventories  . . . . . . . . . . . . .   15,309,715          12,974,958
Prepaid and other current assets . . . . . . . . .      265,814             393,526
                                                   ------------        ------------
   Total current assets. . . . . . . . . . . . . .   16,162,525          14,907,633
                                                   ------------        ------------

PROPERTY AND EQUIPMENT-NET . . . . . . . . . . . .    3,632,965           3,988,760

OTHER ASSETS . . . . . . . . . . . . . . . . . . .      548,464             358,343
                                                   ------------        ------------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . $ 20,343,954        $ 19,254,736
                                                   ------------        ------------
                                                   ------------        ------------

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Credit facility  . . . . . . . . . . . . . . . . . $  6,330,598        $  5,396,580
Accounts payable-trade . . . . . . . . . . . . . .    3,132,965           1,158,969
Accounts payable-other . . . . . . . . . . . . . .    3,333,093           1,821,499
Accrued expenses and other current
  liabilities  . . . . . . . . . . . . . . . . . .    1,597,859           1,623,510
Bank checks outstanding  . . . . . . . . . . . . .    1,048,855             567,710
Current portion of long-term debt  . . . . . . . .      131,553             266,667
                                                   ------------        ------------
    Total current liabilities. . . . . . . . . . .   15,574,923          10,834,935
                                                   ------------        ------------

LONG-TERM DEBT, less current portion . . . . . . .    1,263,263                   -

LIABILITIES SUBJECT TO COMPROMISE  . . . . . . . .            -          30,250,544

COMMITMENTS AND CONTINGENCIES (Notes
  2, 4, 5, 8 and 10)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Series A Preferred Stock, $0.01 par value,
  10,000,000 shares authorized, no shares
  outstanding at January 30, 1998. . . . . . . . .            -                   -
Series B Preferred Stock, $0.01 par value,
  1,000,000 shares authorized, 798,210
  shares outstanding at January 30, 1998
  (Note 4) . . . . . . . . . . . . . . . . . . . .    3,991,050                   -
Common Stock, $0.01 par value, 25,000,000
  shares authorized June 16, 1997, 2,532,440
  outstanding at January 30, 1998 (Note 4) . . . .       25,325                   -
Old Common Stock, $.01 par value, 20,000,000
  shares authorized, 12,200,915 shares
  outstanding at January 31, 1997
  cancelled June 16, 1997. . . . . . . . . . . . .            -             122,009
Additional paid-in-capital . . . . . . . . . . . .   60,447,467          36,022,264
Subscription receivable  . . . . . . . . . . . . .            -          (3,991,050)
Accumulated deficit  . . . . . . . . . . . . . . .  (60,958,074)        (53,983,966)
                                                   ------------        ------------
    Total stockholders' equity (deficit) . . . . .    3,505,768         (21,830,743)
                                                   ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)  . . . . . . . . . . . . . . $ 20,343,954        $ 19,254,736
                                                   ------------        ------------
                                                   ------------        ------------

        See accompanying notes to consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                        JANUARY 30, 1998  JANUARY 31, 1997  FEBRUARY 2, 1996
                                                        ----------------  ----------------  ----------------
NET SALES  . . . . . . . . . . . . . . . . . . . . . .    $ 48,461,964      $106,193,561      $175,022,949
COST OF SALES  . . . . . . . . . . . . . . . . . . . .      33,637,680        78,560,029       118,628,507
                                                          ------------      ------------      ------------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . .      14,824,284        27,633,532        56,394,442
                                                          ------------      ------------      ------------
OPERATING EXPENSES:
   SELLING, ADVERTISING, GENERAL AND ADMINISTRATIVE. .      23,588,581        42,295,234        57,376,682
   DEPRECIATION AND AMORTIZATION . . . . . . . . . . .         742,075         3,223,122         3,950,680
   CLOSED STORE COSTS. . . . . . . . . . . . . . . . .               -                 -          (409,145)
                                                          ------------      ------------      ------------
REORGANIZATION ITEMS:
   SEVERANCE PAYROLL . . . . . . . . . . . . . . . . .               -           191,385                 -
   PROFESSIONAL FEES . . . . . . . . . . . . . . . . .         600,000           996,841                 -
   LOSS ON CLOSINGS OF STORES. . . . . . . . . . . . .               -        23,142,473                 -
   GAIN ON SALE OF BUILDING. . . . . . . . . . . . . .               -          (356,144)                -
                                                          ------------      ------------      ------------
                                                               600,000        23,974,555                 -
                                                          ------------      ------------      ------------

TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .      24,930,656        69,492,911        60,918,217
                                                          ------------      ------------      ------------
OPERATING INCOME (LOSS)  . . . . . . . . . . . . . . .     (10,106,372)      (41,859,379)       (4,523,775)

OTHER EXPENSE (INCOME):
   INTEREST (INCOME) . . . . . . . . . . . . . . . . .         (60,530)          (74,270)         (111,616)
   INTEREST EXPENSE. . . . . . . . . . . . . . . . . .         847,786         1,671,624         2,366,269
   NET LAWSUIT PROCEEDS. . . . . . . . . . . . . . . .      (3,978,375)                -                 -
                                                          ------------      ------------      ------------
TOTAL OTHER EXPENSE (INCOME) . . . . . . . . . . . . .      (3,191,119)        1,597,354         2,254,653
                                                          ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES  . . . . . . . . . .      (6,915,253)      (43,456,733)       (6,778,428)
                                                          ------------      ------------      ------------
PROVISION FOR INCOME TAXES . . . . . . . . . . . . . .               -           152,874                 -
                                                          ------------      ------------      ------------

NET INCOME (LOSS)  . . . . . . . . . . . . . . . . . .    $ (6,915,253)     $(43,609,607)     $ (6,778,428)

SERIES A PREFERRED STOCK DIVIDENDS . . . . . . . . . .          58,855                 -                 -

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK . . . . .    $ (6,974,108)     $(43,609,607)     $ (6,778,428)
                                                          ------------      ------------      ------------
                                                          ------------      ------------      ------------

NET INCOME (LOSS) PER COMMON SHARE-BASIC . . . . . . .    $      (1.34)     $     (3.57)      $       (.56)
                                                          ------------      ------------      ------------
                                                          ------------      ------------      ------------

WEIGHTED AVERAGE SHARES OUTSTANDING. . . . . . . . . .       5,211,015        12,200,915        12,200,915
                                                          ------------      ------------      ------------

See accompanying notes to consolidated financial statements.

                       LOT$OFF CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      PREFERRED STOCK -       PREFERRED STOCK -
                                                  COMMON STOCK             SERIES A             SERIES B
                                            ------------------------ --------------------    ---------------------
                                             NUMBER                     NUMBER                  NUMBER
                                            OF SHARES       AMOUNT   OF SHARES     AMOUNT    OF SHARES      AMOUNT
                                            ---------       ------   ---------     ------    ---------      ------
BALANCE:
February 3, 1995 . . . . . . . . . . . .    12,188,415    $ 121,884
Other  . . . . . . . . . . . . . . . . .        12,500          125
Net loss . . . . . . . . . . . . . . . .
                                            ----------    ---------   ---------   ----------   -------      ----------
BALANCE:
February 2, 1996 . . . . . . . . . . . .    12,200,915      122,009
Net loss . . . . . . . . . . . . . . . .
                                            ----------    ---------   ---------   ----------   -------      ----------
BALANCE:
January 31, 1997 . . . . . . . . . . . .    12,200,915      122,009
                                             ---------    ---------   ---------   ----------   -------      ----------
Cancellation of Old Common Stock . . . .   (12,200,915)    (122,009)
Offering . . . . . . . . . . . . . . . .       856,080        8,561     856,080   $4,280,400
Implementation of the Plan . . . . . . .
  Cancel subscription receivable . . . .
  Conversion of
   general unsecured
   claims to
   additional paid
   in capital and
   Series B
   Preferred Stock . . . . . . . . . . .                                                       798,210      $3,991,050
Conversion of Series A Preferred
  Stock to Common Stock  . . . . . . . .     1,676,360       16,764    (838,180)  (4,190,900)
Call Series A Preferred Stock  . . . . .                                (17,900)     (89,500)
Dividends paid on Series A
  Preferred Stock  . . . . . . . . . . .
Net loss . . . . . . . . . . . . . . . .
                                             ---------    ---------   ---------   ----------   -------      ----------
BALANCE:
January 30, 1998 . . . . . . . . . . . .     2,532,440    $  25,325       -       $    -       798,210      $3,991,050
                                             ---------    ---------   ---------   ----------   -------      ----------
                                             ---------    ---------   ---------   ----------   -------      ----------


                                                                          RETAINED
                                             ADDITIONAL                   EARNINGS
                                              PAID-IN    SUBSCRIPTION   (ACCUMULATED
                                              CAPITAL     RECEIVABLE      DEFICIT)        TOTAL
                                              -------     ----------      --------        -----
BALANCE:
February 3, 1995 . . . . . . . . . . . .    $36,022,389   $(3,991,050)  $ (3,595,931)  $ 28,557,292
Other  . . . . . . . . . . . . . . . . .           (125)
Net loss . . . . . . . . . . . . . . . .                                  (6,778,428)    (6,778,428)
                                            -----------   -----------   ------------   ------------
BALANCE:
February 2, 1996 . . . . . . . . . . . .     36,022,264    (3,991,050)   (10,374,359)    21,778,864
Net loss . . . . . . . . . . . . . . . .                                 (43,609,607)   (43,609,607)
                                            -----------   -----------   ------------   ------------
BALANCE:
January 31, 1997 . . . . . . . . . . . .     36,022,264    (3,991,050)   (53,983,966)   (21,830,743)
                                            -----------   -----------   ------------   ------------
Cancellation of Old Common  Stock. . . .        122,009                                        -
Offering . . . . . . . . . . . . . . . .       (228,967)                                  4,059,994
Implementation of the Plan . . . . . . .
  Cancel subscription receivable . . . .     (3,991,050)    3,991,050                          -
  Conversion of
   general unsecured
   claims to
   additional paid
   in capital and
   Series B
   Preferred Stock . . . . . . . . . . .     24,349,075                                  28,340,125
  Conversion of Series A Preferred
  Stock to Common Stock. . . . . . . . .      4,174,136                                        -
Call Series A Preferred Stock  . . . . .                                                    (89,500)
Dividends paid on Series A
Preferred Stock. . . . . . . . . . . . .                                     (58,855)       (58,855)
Net loss . . . . . . . . . . . . . . . .                                  (6,915,253)    (6,915,253)
                                            -----------   -----------   ------------   ------------
BALANCE:
January 30, 1998 . . . . . . . . . . . .    $60,447,467   $      -      $(60,958,074)  $  3,505,768
                                            -----------   -----------   ------------   ------------
                                            -----------   -----------   ------------   ------------

          See accompanying notes to consolidated financial statements.

                       LOT$OFF CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED              YEAR ENDED              YEAR ENDED
                                                      JANUARY 30, 1998        JANUARY 31, 1997        FEBRUARY 2, 1996
                                                      ----------------        ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) loss . . . . . . . . . . . . . .      $(6,915,253)            $(43,609,607)           $(6,778,428)
   Adjustments to reconcile net loss to net
     cash provided by (used in)
     operating activities:
   Depreciation and amortization . . . . . . . . .          742,075                3,223,122              3,950,680
   Loss on disposition of fixed assets . . . . . .                -                        -                187,032
   Reorganization items  . . . . . . . . . . . . .          600,000               23,063,554                      -
   Non-cash interest expense on long-term debt . .                -                  117,981                      -
Changes in assets and liabilities:
   Accounts receivables. . . . . . . . . . . . . .          644,389                  411,752                515,699
   Merchandise inventories . . . . . . . . . . . .       (2,334,757)              14,779,007              3,925,773
   Prepaid and other current assets. . . . . . . .          127,712                   43,700                280,335
   Other assets. . . . . . . . . . . . . . . . . .         (190,121)                 221,559                337,150
   Accounts payable-trade. . . . . . . . . . . . .        1,973,996                8,777,565               (213,138)
   Accounts payable-other. . . . . . . . . . . . .        1,088,202                2,780,188               (412,072)
   Deferred federal income taxes . . . . . . . . .                -                  152,874                      -
   Closed store costs. . . . . . . . . . . . . . .                -               (1,168,213)            (1,566,981)
   Accrued expenses and other current liabilities.         (625,651)              (1,344,885)               188,694
                                                        -----------             ------------            -----------
Net cash provided by (used in) operating
   activities  . . . . . . . . . . . . . . . . . .       (4,889,408)               7,448,597               (402,744)
                                                        -----------             ------------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of building . . . . . . . .                -                1,342,648                      -
Capital expenditures . . . . . . . . . . . . . . .         (518,491)                (694,541)            (3,691,561)
                                                        -----------             ------------            -----------
Net cash provided by (used in) investing
   activities  . . . . . . . . . . . . . . . . . .         (518,491)                 648,107             (3,691,561)
                                                        -----------             ------------            -----------

          See accompanying notes to consolidated financial statements.

                       LOT$OFF CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                         YEAR ENDED              YEAR ENDED              YEAR ENDED
                                                      JANUARY 30, 1998        JANUARY 31, 1997        FEBRUARY 2, 1996
                                                      ----------------        ----------------        ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments on) credit facility  .        934,018              (5,821,471)               4,263,026
  Bank checks outstanding  . . . . . . . . . . . . .        481,145              (1,049,242)              (1,493,546)
  Payments on long-term debt . . . . . . . . . . . .       (266,667)               (746,028)              (1,202,005)
  Redemption of Series A Preferred Stock . . . . . .        (89,500)                      -                        -
  Dividends on Series A Preferred Stock  . . . . . .        (58,855)                      -                        -
  Cash in escrow . . . . . . . . . . . . . . . . . .        330,000                (330,000)                       -
  Net proceeds from the issuance of Common Stock . .      4,059,994                       -                        -
                                                        -----------             -----------              -----------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . . . .      5,390,135              (7,946,741)               1,567,475
                                                        -----------             -----------              -----------
  (Increase) decrease in cash and cash equivalents .        (17,764)                149,963               (1,721,342)
  Cash and cash equivalents at beginning of year . .        491,297                 341,334                2,062,676
                                                        -----------             -----------              -----------
  Cash and cash equivalents at end of year . . . . .    $   473,553             $   491,297              $   341,334
                                                        -----------             -----------              -----------
                                                        -----------             -----------              -----------
SUPPLEMENTAL DISCLOSURES OF  CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . .      $   628,118             $ 1,553,643              $ 2,034,339

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCIAL ACTIVITIES:

Conversion of liabilities subject to compromise to:
  Long-term debt . . . . . . . . . . . . . . . . . .    $ 1,394,816                       -                        -
  Accounts payable other . . . . . . . . . . . . . .    $   515,603                       -                        -
  Series B Preferred Stock (Note 4)  . . . . . . . .    $ 3,991,050                       -                        -
  Additional paid in capital . . . . . . . . . . . .    $24,349,075                       -                        -

Conversion of Series A Preferred Stock to:
  Common Stock . . . . . . . . . . . . . . . . . . .    $    16,764                       -                        -
  Additional paid in capital . . . . . . . . . . . .    $ 4,174,136                       -                        -

          See accompanying notes to consolidated financial statements.

                          LOT$OFF CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of LOT$OFF Corporation (formerly known as 50-OFF Stores, Inc., "50-OFF") and its wholly-owned subsidiaries ("LOT$OFF" or the "Company"). All significant intercompany balances and transactions have been eliminated.

     FISCAL YEAR

     The Company's fiscal year is a fifty-two or fifty-three week period ending on the Friday nearest to January 31. Fiscal years 1998, 1997 and 1996 were each comprised of fifty-two weeks.

     OPERATIONS

     The Company operates a chain of extreme value, close-out retail stores located in 5 states in the southern and southwestern United States that carry a broad mix of merchandise targeted at value-conscious, lower to moderate income customers and other bargain hunters.

     REORGANIZATION

     On October 9, 1996 (the "Petition Date"), 50-OFF and its significant subsidiaries (together, the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas, San Antonio Division (the "Court"). The filing was precipitated by the notification from 50-OFF's asset based lender that it was in violation of the minimum gross margin and the minimum working capital financial covenants of its credit agreement and that such breaches constituted events of default under the loan documents. The lender subsequently established additional availability reserves which reduced availability, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted 50-OFF's financial liquidity and, therefore, its ability to acquire and maintain much needed inventory for its stores. 50-OFF was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the changes believed necessary to improve operations and reverse its disappointing operating results without the protections afforded under the Bankruptcy Code. 50-OFF continued to manage its business as a debtor in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code while management formulated and promoted a plan of reorganization.

     Consistent with the bankruptcy proceedings, the 1997 financial statements were prepared on a going concern basis assuming the realization of assets and liquidation of liabilities in the ordinary course of business. However, under the Bankruptcy Code, actions to enforce certain claims against the Company are stayed if such claims arose, or are based on events that occurred, before the Petition Date. The terms of the ultimate settlement of these liabilities is determined based on a plan of reorganization approved by the Court. Such liabilities in existence at October 9, 1996 are reflected as liabilities subject to compromise in the January 31, 1997 consolidated balance sheet.

     At a confirmation hearing held on June 3, 1997, United States Bankruptcy Judge Leif M. Clark entered an order confirming the Debtors' Joint Plan of Reorganization, as Amended and Modified (the "Plan"). The Plan became effective June 16, 1997 (the "Effective Date"). Accordingly, the 1998 financial statements have been prepared on a going concern basis and are based on the application of known elements of the Plan approved by the Court.
 The procedures used to determine the amount of any additional liabilities or of any elimination of liabilities have not been completed. Additional liabilities subject to settlement may arise from the Court's fixing of allowed claims for disputed amounts.

                          LOT$OFF CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. In January 1997, the Company sold its corporate headquarters. An order issued by the Bankruptcy Court escrowed $330,000 to pay the related outstanding principal, accrued interest and attorneys' fees. In February 1997, approximately $301,000 was paid to satisfy the debt. See Note 5.

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

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed on the straight-line method at rates based upon the estimated useful lives of the respective assets. Leasehold improvements are amortized on the straight-line method over the shorter of the economic life of the improvements or the respective terms of the lease. Gains and losses upon retirement or disposal of fixed assets are recognized currently. In connection with the bankruptcy filing, 50-OFF recorded as a reorganization expense the write-down to fair value, as determined by its lender based on the value of certain assets liquidated by the lender and on 50-OFF's, the lender's and an independent party's strategic review of certain equipment and leasehold improvements. See Note 6.

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

     LOSS PER COMMON SHARE

     Earnings per share have been determined in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128 which establishes standards for computing and presenting basic and diluted earnings per share calculations. Basic earnings per share are determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Dilutive earnings per share are not presented as the calculation is anti-dilutive for all periods. Prior period amounts have been restated to conform with the requirements of SFAS No. 128.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt instruments. The book value of cash and cash equivalents, accounts receivable and accounts

                      LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     STOCK BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method described in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's Common Stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation." See Note 11.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the fiscal 1996 and 1997 consolidated financial statements to conform to the fiscal 1998 consolidated financial statement presentation.

NOTE 2 - PLAN OF REORGANIZATION AND MANAGEMENT PLANS

     PLAN OF REORGANIZATION

     On the Effective Date, certain key elements of the Plan were implemented, including the changing of the Company's corporate name from 50-OFF Stores, Inc. to LOT$OFF Corporation.

     On March 20, 1997, the Court approved a disclosure statement with respect to the Plan as containing adequate information in accordance with section 1125 of the Bankruptcy Code. Such statement was mailed to all creditors of the bankruptcy estates and all holders of Public Equity Interests as of March 21, 1997 and was also filed with the SEC. "Public Equity Interests" refer to the common stock of 50-OFF Stores, Inc. ("Old Common Stock"), which was canceled upon the Effective Date, along with all then existing options and warrants to buy such stock.

     The Plan required that the Company's existing senior secured revolving credit facility lender, GECC, provide a post-confirmation revolving credit facility or be replaced by a new senior secured lender so that the Company would have a source of revolving funds to continue to operate. GECC provided such financing. See Note 5. The Plan also provided for the restructure of the Company's secured obligation to MetLife Capital Corporation ("MetLife") at a face amount of $850,000; and the Plan provided for the payment of such amount over approximately seven years. MetLife agreed to such treatment with the balance of its claim (approximately $3.3 million) becoming an allowed general unsecured claim. The Plan provided for the cancellation of all non-priority unsecured indebtedness of 50-OFF. See Note 4.

     Under the Plan, as further modified by Court order on March 19, 1998 (see Note 4), each holder of an allowed general unsecured claim will, in partial cancellation of its allowed claim ($3,991,050 in the aggregate), receive a pro rata share of 1,596,420 shares of LOT$OFF's common stock (the "Common Stock"). Certain further obligations of the Company to such holders of allowed general unsecured claims are secured by a lien up to the full

                      LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

face amount of the balance of their allowed claims against potential net lawsuit proceeds over $3,991,050 from significant litigation being prosecuted by the Company. As net proceeds over $3,991,050 (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of allowed general unsecured claims will receive Common Stock and/or cash (provided that at least the "excess" net proceeds, up to $1.5 million as defined in the Plan, will be paid in cash) as determined under the Plan. The receipt of such Common Stock and/or cash by holders of allowed general unsecured claims will result in a proportionate release of the lien. By issuing such Common Stock and/or paying such cash to allowed general unsecured creditors, such creditors will be essentially receiving the net value of the Company's significant litigation which was pending pre-Petition Date up to the full face amount of their allowed claims. See Note 10.

     Finally, the Plan provided for the recapitalization of the Company through cash raised from 50-OFF's existing common stockholders (the "Rights Offering") and, potentially, as discussed above, from the litigation. Specifically, the Plan provided for the issuance to such stockholders of rights to subscribe for units, each consisting of 20 shares of Series A Preferred Stock and 20 shares of Common Stock (a "Unit"). Up to 122,009 Units and a minimum of 30,500 Units could be sold in the Rights Offering.
The record date for determining which 50-OFF stockholders were entitled to vote on the Plan and receive such rights was March 21, 1997. Persons who acquired Public Equity Interests after such record date were not entitled to vote on the Plan or subscribe for Units pursuant to the Rights Offering. The Rights Offering expired on May 22, 1997. Subscriptions received in the Rights Offering were held in escrow with Bank One, Texas N. A. pending the Effective Date of the Plan. The gross proceeds from the Rights Offering were $4,280,400. Such proceeds were used to provide working capital for increased inventories for the Company's stores, to support the Company's operations and to pay for the Company's exit from bankruptcy.

     MANAGEMENT PLANS

     Management has been redirecting the Company's retail activities from 50-OFF's off-price retailing concept to LOT$OFF's extreme value, close-out retailing concept. Coincident and consistent with this change has been a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories and the elimination of apparel categories subject to substantial markdowns and inventory shrink. The Company continues to maintain a healthy showing of basic family apparel products in its stores. The actual merchandise mix fluctuates by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other bargain hunters, and management is hopeful its continued implementation will lead to higher initial mark-ups, less promotional pricing, fewer markdowns, low inventory shrinkage, increased store traffic and improved operating results. The Company's business plan is focused on achieving higher gross margins, higher store contribution and controlled corporate overhead, all promoting overall profitability, and on being a major factor in extreme value retailing in Texas. The key elements of this strategy included the geographic consolidation of the chain, the liquidation and closing of under-performing stores or stores located outside of the reduced market area with appropriate reductions in field and corporate overhead and staffing, the conversion of the continuing 50-OFF stores to LOT$OFF stores (only 14 of the 41 continuing stores had been converted as of the filing of the voluntary bankruptcy petitions on October 9, 1996; all stores had been converted by January 30, 1998) and a reduced overhead structure. The management team is now concentrating on optimizing the contribution from store operations while maintaining only the absolute minimum amount of corporate overhead necessary to support store operations, on collecting on significant judgments with respect to certain litigation (see Note 10) and on maximizing shareholder value.

     If the Company's plans to improve operations are not successful in producing results which comply with the covenants of its line of credit (see
Note 5), which the Company and GECC have agreed to renegotiate in May 1998, and in achieving sustained profitability, management will consider, among other alternatives, strategic and/or financial alliances with third parties and the merger or sale of all or a part of the Company. Management, based on communications with GECC, believes that they will negotiate covenants with which the Company will be able to comply. Management further believes this credit facility, coupled with the capital obtained from the purchase by GECC of a contingent claim on a $10,000,000 portion of the potential net proceeds from the judgment obtained against The Chase Manhattan Bank for $5.8 million subsequent to fiscal 1998 year end and anticipated proceeds from outstanding litigation, provides sufficient liquidity to support fiscal 1999 operations, including planned store opening.

                      LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                     JANUARY 30, 1998         JANUARY 31, 1997
                                                     ----------------         ---------------
     Store equipment, furniture and fixtures . . . .   $ 1,494,702              $ 1,184,242
     Leasehold improvements. . . . . . . . . . . . .     6,098,774                5,930,742
     Other . . . . . . . . . . . . . . . . . . . . .        53,601                  160,657
                                                       -----------              -----------
                                                         7,647,077                7,275,641
     Less:  accumulated depreciation . . . . . . . .    (4,014,112)              (3,286,881)
                                                       -----------              -----------
                                                       $ 3,632,965              $ 3,988,760
                                                       -----------              -----------
                                                       -----------              -----------

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE

     Liabilities in existence at October 9, 1996 were reflected as liabilities subject to compromise in the January 31, 1997 consolidated balance sheet. The principal categories of claims included in liabilities subject to compromise of January 31, 1997 were as follows:

      Secured debt, 8.5%, collateralized by furniture,
        fixtures and equipment. . . . . . . . . . . . . . . . . .   $ 4,190,881
      Secured debt, capital leases, collateralized by signs . . .        80,763
      Trade and other miscellaneous claims,
        including costs of lease rejections of
        approximately $5.869,000 (see Note 8) . . . . . . . . . .    25,978,900
                                                                    -----------
                                                                    $30,250,544
                                                                    -----------
                                                                    -----------

     At a confirmation hearing held on June 3, 1997, United States Bankruptcy Judge Leif M. Clark entered an order confirming the Debtors' Joint Plan of Reorganization, as Amended and Modified (the "Plan"). The Plan became effective June 16, 1997 (the "Effective Date"). Accordingly, the 1998 financial statements have been prepared on a going concern basis and are based on the application of known elements of the Plan approved by the Court. Under the Plan, the $30,250,544 of liabilities subject to compromise as included in the consolidated balance sheet as of January 31, 1997 were converted to: long-term debt - $1,394,816 (see Note 5); accounts payable other - $515,603; Series B Preferred Stock - $3,991,050; and additional paid in capital - $24,349,075.

     The procedures used to determine the amount of any additional liabilities or of any elimination of liabilities have not been completed. Additional liabilities subject to settlement may arise from the Court's fixing of allowed claims for disputed amounts. These amounts may be subject to further adjustments as a result of actions of the Court and/or developments with respect to disputed claims. The Company's best estimate of unsecured claims which will ultimately be allowed by the Court is $28.3 million, $3,991,050 of which was satisfied by the issuance of Series B Preferred Stock under the Plan. The amount of allowed claims may differ materially from the Company's estimate.

     CONVERSION OF SERIES B PREFERRED STOCK

     On March 19, 1998, in response to the Company's motion to modify the Plan by consolidating certain steps to be taken pursuant to the Plan and with the support of the Class 7 agent and its counsel, representing the allowed general unsecured creditors, the Court entered an order to consolidate the treatment of Class 7 creditors by allowing the issuance of two shares of Common Stock in lieu of any single share of Series B Preferred Stock, and other intermediate steps which would otherwise have been required under the Plan. The immediate effect of the order was to cause the conversion of the previously issued, but undistributed, 798,210 shares of Series B Preferred Stock into 1,596,420 shares of Common Stock and the elimination of the Series B Preferred Stock and any obligation of the Company to issue Series A Conversion Rights (as defined in the Plan) or Series A Preferred Stock to allowed general

                      LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unsecured creditors under the Plan effective March 19, 1998. Such shares of Common Stock are in an escrow account at Continental Stock Transfer & Trust Company for the benefit of holders of allowed general unsecured claims pending distribution upon the filing and/or resolution of claims objections. Future obligations, if any, to the allowed general unsecured creditors (up to the full face amount of their allowed claims, depending on Net Lawsuits' Proceeds as defined in the Plan) may be satisfied by the issuance of Common Stock and/or cash [Excess Net Lawsuits' Proceeds (up to $1.5 million as defined in the Plan) must be paid in cash].

NOTE 5 - CREDIT FACILITY AND LONG-TERM DEBT

     CREDIT FACILITY

     On June 16, 1997, the Company, with the approval of the Court, entered into a credit agreement (as amended on August 28, 1997, December 22, 1997, February 15, 1998 and April 17, 1998) with GECC providing the Company with a line of credit through June 16, 2000 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield of 30-day commercial paper (currently 5.55%) plus 3%. The line of credit is collateralized by inventory, accounts receivable and other assets. The credit agreement contains various restrictive covenants. The agreement also contains minimum availability, minimum gross margin, minimum EBITDA, minimum inventory, minimum sales, minimum trade support and maximum capital expenditure financial covenants.
In late 1997, the Company notified GECC that it was in violation of certain covenants under the credit agreement, including minimum availability. On December 22, 1997, the Company entered into an amendment to the credit agreement allowing for additional availability of $1.0 million from December 22 through December 31, 1997 and $2.0 million from January 1 through February 15, 1998. As of January 30, 1998, the Company had approximately $6,330,598 outstanding under the credit facility and had net availability of approximately $1,853,000, including the additional availability. On February 15, 1998, the Company entered into another amendment to the credit agreement allowing for additional availability of $1,250,000 from February 15 through March 1, 1998. On April 17, 1998, the Company entered into a further amendment to the credit agreement in conjunction with the acquisition by GECC of a contingent claim on a $10,000,000 portion of the potential net proceeds from the $148,575,000 judgment against The Chase Manhattan Bank for $5,800,000, or 58 cents on the dollar. See Note 13. The effect of this amendment was the waiver of all existing covenant violations and related defaults under the credit agreement through May 31, 1998. At April 17, 1998 and after giving effect to the transaction with GECC and the related amendment to the credit agreement, the Company had approximately $4,079,000 outstanding under the credit facility, had approximately $3,893,000 available for use and was not in default under the credit agreement. The Company and GECC have agreed to renegotiate the continuing covenants in the credit agreement in May 1998. See Note 2.

     Prior to June 16, 1997, with the approval of the Court, 50-OFF had a debtor in possession credit agreement with GECC providing the Company with a line of credit up to $15,000,000, including letters of credit. Borrowings under the line were limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line was charged on funds borrowed at the annualized yield on 30-day commercial paper plus 3%. The line of credit was collateralized by inventory, accounts receivable and other assets. The credit agreement contained various restrictive covenants, including financial covenants.

     The Company had total borrowings of $66,471,790, $80,196,626 and $51,713,410 and repayments of $65,537,771, $86,018,097 and $47,450,384 for fiscal years 1998, 1997 and 1996, respectively, under its lines of credit.

                      LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     LONG-TERM DEBT

     Long-term debt for the year ending January 30, 1998 consists of three general types of obligations, the furniture and fixture note, ad valorem tax notes and non-ad valorem tax notes. All three are long-term debts settled as part of the Plan and were classified as liabilities subject to compromise (see Note 4) for the year ending January 31, 1997.

     Long-term debt consists of the following:

                                                      JANUARY 30, 1998         JANUARY 31, 1997
                                                      ----------------         ----------------
         Promissory notes collateralized by
           furniture, fixtures and equipment . . . . .    $  849,559               $       -
         Notes to ad valorem taxing
           authorities . . . . . . . . . . . . . . . .      414,698                       -
         Notes to taxing authorities, other
           than ad valorem taxing authorities. . . . .      130,559                       -
         Promissory note collateralized by
           land and building . . . . . . . . . . . . .            -                 266,667
         Less:  current portion. . . . . . . . . . . .     (131,553)               (266,667)
                                                         ----------               ---------
                                                         $1,263,263               $       -
                                                         ----------               ---------
                                                         ----------               ---------

     In April 1996, 50-OFF restructured its $4,000,000 and $2,775,000 long-term borrowings with an affiliate of an insurance company into one promissory note for approximately $4,645,000. The promissory note provided for monthly installments (including principal and interest) of $94,638 until March 2001. Interest was charged at a rate of 8.50%. The note was secured by 50-OFF's furniture and fixtures. Approximately $4,191,000 of such note remained outstanding at January 31, 1997 and was included in liabilities subject to compromise. See Note 4. After negotiations with the lender and a Court approved agreement, at January 30, 1998, the holder of the claim has a $849,559 promissory note collateralized by, effectively, all furniture, fixtures and equipment of the Company, including any hereafter acquired, and an allowed general unsecured claim for the remainder of their claim. See Note 4. The note requires monthly payments of interest through June 1, 1998, then monthly payments of principal and interest of $15,374 until February 1, 2004. Interest is fixed at 7.50%.

     The 65 notes to ad valorem taxing authorities require quarterly payments of principal and interest totaling $21,078 beginning March 1, 1998 through maturity on December 1, 2003 and are collateralized by a statutory tax lien.

     The 16 non-ad valorem tax notes require annual payments of principal and interest (6.62%) over a five or six year period beginning March 9, 1999 and are collateralized by a statutory tax lien.

     As of January 30, 1998, maturities of long-term debt during each of the next five fiscal years were: 1999 - $131,553; 2000 - $218,680; 2001 - $241,468;
2002 - $259,164; and 2003 - $271,717.

     In fiscal 1993, 50-OFF borrowed $1,000,000 from a financial institution. The note was collateralized by a deed of trust on the land and building used for the corporate offices. The promissory note provided for outstanding principal to be paid in monthly installments of $16,666 until January 29, 1998. Interest
was charged at a rate of 7.02%.   At January 31, 1997, $266,667 of such note
remained outstanding. In February 1997, with the approval of the Court, $301,000 was paid to satisfy the outstanding principal, accrued interest and attorneys' fees.

NOTE 6 - CLOSED STORE COSTS

     During fiscal 1998, the Company recorded inventory liquidation markdowns to cost of sales of $87,000 for the Lawton, Oklahoma store to be closed by May 5, 1998.

                      LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the third quarter of fiscal 1997, in connection with its bankruptcy filing, 50-OFF liquidated inventory at 37 stores in non-strategic markets through an arrangement with an affiliate of its then lender. 50-OFF received approximately $5,162,000 representing approximately 45% of the retail value of the inventory on hand at the 37 stores. During the second quarter of fiscal 1997, 50-OFF recorded to cost of sales inventory liquidation markdowns of $2,218,000. Additionally, 50-OFF recorded reorganization items expense related to fixed asset write-offs of $12,570,000. During the third quarter of fiscal 1997, 50-OFF recorded reorganization items expense of approximately $3,956,000 for liabilities associated with estimated monthly lease payments and $467,000 of other store closing costs associated with the 37 stores. After a further review, 50-OFF closed an additional 18 stores during the fourth quarter of fiscal 1997. Additionally, 50-OFF recorded reorganization items expense for liabilities associated with estimated monthly lease payments of approximately $1,592,000, other store closing costs of approximately $266,000 and related goodwill of approximately $155,000 associated with the 18 stores. 50-OFF also recorded to reorganization items expense fixed asset write-downs of approximately $4,776,000 for the 18 closed stores, as well as an impairment of the fixed assets at the remaining stores and at its corporate offices.

     Subsequent to fiscal 1997 year end, 50-OFF closed three stores plus a clearance center. In connection with these closings, 50-OFF recorded inventory liquidation markdowns of $302,000 during the fourth quarter of fiscal 1997. Additionally, 50-OFF recorded to reorganization items expenses associated with estimated monthly lease payments of approximately $321,000 and other store closing costs of approximately $334,000 associated with the three stores and the clearance center. The 60 stores and the clearance center closed in fiscal 1997 and fiscal 1998 contributed approximately $45,455,000 and $86,632,000 of net sales and $11,534,000 and $273,000 of operating losses during fiscal 1997 and 1996, respectively, to 50-OFF's operations.

     50-OFF's store consolidation program closed 14 stores during fiscal 1996. The store closings involved exiting certain smaller markets which proved unable to support a store and certain other markets in which it would have been cost prohibitive to open the number of stores required to effectively develop such markets' potential. The amount of the closing costs associated with the stores closed in fiscal 1996 was approximately $4,942,000 of which approximately $835,000 pertained to inventory liquidation write-downs charged to cost of sales and approximately $1,372,000 associated with fixed asset write-downs and was expensed in fiscal 1995 as part of a formal plan to complete the store consolidation program. 50-OFF recorded approximately $1,168,000 of liabilities associated with estimated monthly lease payments and other store closing costs at February 2, 1996. During fiscal 1996, 50-OFF undertook negotiations with the lessors of 12 of the stores closed in fiscal 1996 and successfully completed early buyouts of the remaining lease obligations for 11 stores, resulting in a credit to closed store costs of $409,000 during the fourth quarter of fiscal 1996. During fiscal 1997, 50-OFF completed its negotiations and executed terminations on the remaining obligations from the store consolidation program plus negotiated other buyouts and recorded income to reorganization items of approximately $1,295,000.

NOTE 7 - INCOME TAXES

     The benefit from (provision for) income taxes consists of the following:

                         YEAR ENDED          YEAR ENDED             YEAR ENDED
                     JANUARY 30, 1998     JANUARY 31, 1997       FEBRUARY 2, 1996
                     ----------------     ----------------       ----------------
     Federal:
       Current. . . .        -                     -                      -
       Deferred . . .        -                     -                      -
     State:
       Current. . . .        -                     -                $(100,000)
       Deferred . . .        -               $(153,000)               100,000
                          ----               ---------              ---------
                             -               $(153,000)             $     -
                          ----               ---------              ---------
                          ----               ---------              ---------

                      LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Temporary differences which gave rise to deferred tax assets and liabilities are as follows:

                                                        YEAR ENDED         YEAR ENDED
                                                     JANUARY 30, 1998   JANUARY 31, 1997
                                                     ----------------   ----------------
Deferred tax assets:
  Net operating loss carryforwards. . . . . . . . .    $ 23,537,000      $ 19,269,000
  AMT and other credit carryforwards. . . . . . . .         515,000           515,000
  Merchandise inventories . . . . . . . . . . . . .               -           150,000
  Lease obligations . . . . . . . . . . . . . . . .       2,227,000         2,149,000
  Property and equipment. . . . . . . . . . . . . .               -      $    974,000
  Other . . . . . . . . . . . . . . . . . . . . . .         115,000           152,000
                                                       ------------      ------------
                                                         26,394,000        23,209,000
Deferred tax liabilities:
  Property and equipment. . . . . . . . . . . . . .         324,000                 -
  Merchandise inventories . . . . . . . . . . . . .          50,000                 -
                                                       ------------      ------------
                                                            374,000                 -

Net deferred tax assets before                                                      -
 valuation allowance. . . . . . . . . . . . . . . .      26,020,000        23,209,000
Valuation allowance . . . . . . . . . . . . . . . .     (26,020,000)      (23,209,000)
                                                       ------------      ------------
Net deferred tax assets . . . . . . . . . . . . . .    $          -      $          -
                                                       ------------      ------------
                                                       ------------      ------------

      As of January 30, 1998, the Company had federal tax net operating loss carryforwards of approximately $58,549,000 ($46,906,000 at January 31,1997) expiring through 2014, alternative minimum tax credit carryforwards of approximately $337,000 ($337,000 at January 31,1997), which are available to offset regular federal income taxes in the future until fully utilized, and targeted jobs credit carryforwards of approximately $178,000 ($178,000 at January 31,1997) expiring in 2006 through 2009. As a result of the bankruptcy proceedings and the related Plan, the net operating loss ("NOL") carryforwards, tax credit carryforwards and other tax attributes of the Company will be reduced (perhaps significantly) as a result of debt forgiveness income in accordance with section 108(b) of the Internal Revenue Code ("IRC") or the receipt of substantial net lawsuit proceeds in excess of such debt. In addition, IRC section 382 limits NOL and tax credit carryforwards when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year period. Under the Plan, the ownership of the Company may be deemed to have changed by more than fifty percent. Accordingly, to the extent NOL and tax credit carryforwards remain after reduction under IRC section 108(b) and/or the receipt of any net lawsuit proceeds, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company leases the store facilities, its store support center (corporate headquarters) and the distribution warehouse used in its operations under operating leases. Most leases contain escalation clauses for real estate taxes, renewal options ranging from five to ten years and required additional payments based on percentages of sales (contingent rentals). Approximate future minimum lease payments (excluding renewal options) under leases having a remaining non-cancelable term in excess of 12 months as of January 30, 1998 are as follows:

                       LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEAR ENDING
       -----------
          1999. . . . . . . . . . . . . $4,140,000
          2000. . . . . . . . . . . . . $3,869,000
          2001. . . . . . . . . . . . . $3,579,000
          2002. . . . . . . . . . . . . $2,993,000
          2003. . . . . . . . . . . . . $1,914,000
          2004 and subsequent . . . . . $6,820,000

     Actual rental expense, including contingent rentals, was as follows:

        Year Ended January 30, 1998. . . $4,372,000
        Year Ended January 31, 1997. . . $7,353,000
        Year Ended February 2, 1996. . . $9,743,000

     Under the relevant provisions of the Bankruptcy Code, 50-OFF rejected executory contracts, including leases. In conjunction with the Company's restructuring process, a review was performed of all lease obligations. Rejection of a lease gave the right to assert a claim against the Company. 50-OFF rejected a total of 59 leases. The amounts of the related claims are included in the loss on closings of stores of approximately $5,869,000 in the consolidated statements of operations for the year ended January 31, 1997.

     Contingent rentals represented approximately 2% in the year ended February 2, 1996, 0% in the year ended January 31, 1997 and 0% in the year ended January 30, 1998 of actual rent expense.

     Effective April 17, 1998, the Company entered into a guaranty agreement with GECC under which the Company guaranteed the payment of a portion of GECC's $5.8 million payment to a limited partnership, controlled by a wholly owned subsidiary of the Company, that holds the judgment and cause of action against The Chase Manhattan Bank. See Note 10. The liability under the guaranty agreement is limited to $3.0 million and is cross-collateralized to the Company's other indebtedness to GECC. See Note 5. The maximum amount payable to GECC under the partnership agreement is $10 million. See Note 13 for a description of the contingent claim on certain net lawsuit proceeds acquired by GECC subsequent to fiscal 1998 year end.

     The Company is also party to certain legal proceedings arising in the ordinary course of business, none of which are believed to be material. See
Note 10.

NOTE 9 - RELATED PARTY TRANSACTIONS

     The Company had three store leases in force during fiscal 1996 with Spigel Properties, the owner of which was a director of 50-OFF through September 1995. 50-OFF paid an aggregate of approximately $124,000 in minimum rental and approximately $14,000 in percentage rental for these locations during fiscal 1996.

     The law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. has regularly performed legal services as counsel to the Company. Cecil Schenker, a director of the Company, is a partner with Akin, Gump, Strauss, Hauer & Feld, L.L.P., which has been paid $1,093,000, $129,000 and $111,000 in fiscal years 1998, 1997 and 1996 respectively for professional fees and reimbursement of expenses.

                       LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Charles J. Fuhrmann II, a director of the Company, has performed certain financial and strategic advisory services for 50-OFF and was compensated $31,250 and $127,500 during fiscal 1997 and 1996, respectively. In May 1996, Mr. Fuhrmann was appointed President, Chief Executive and Financial Officer of the Company and is currently its Chairman, President and Chief Executive Officer.

NOTE 10 - LITIGATION

     In November 1994, 50-OFF received subscriptions for approximately 1,810,000 shares of Old Common Stock in a Regulation S offering to qualified investors. 50-OFF received net proceeds of approximately $861,000 from the sale of 310,000 shares and recorded a subscription receivable for the purchase agreements for 1,500,000 shares for which proceeds have not been received.

     On February 21, 1995, 50-OFF filed a lawsuit [50-OFF STORES, INC. V. BANQUE
                                                  ------------------------------
PARIBAS (SUISSE), S.A., BETAFID, S.A., YANNI KOUTSOUBOS, ANDALUCIAN VILLAS
--------------------------------------------------------------------------
(FORTY EIGHT) LIMITED, ARNASS LIMITED, BROCIMAST ENTERPRISES LTD., DENNIS
-------------------------------------------------------------------------
MORRIS, HOWARD WHITE, CHASE MANHATTAN BANK, N.A. AND ARIES PEAK, INC., Case No.
---------------------------------------------------------------------
SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A. ("Paribas"), Betafid S.A., Chase Manhattan Bank, N.A. ("Chase") and certain affiliated individuals and companies in connection with the theft of 1,500,000 shares of Old Common Stock which certain of the defendants had agreed to purchase at $3.65 per share. Among other counts, the lawsuit alleged breach of contracts, securities fraud, conspiracy and conversion. The conversion claim related to actions of the defendants in transferring, selling and trading the shares despite the fact that the defendants had never paid for such shares. 50-OFF sought recovery of actual and punitive damages and pre- and post-judgment interest.

     On October 14, 1997, the trial of this case began before the Honorable
H.F. Garcia. Defendants, Paribas, Chase and Dennis Morris, appeared and announced ready for trial. On November 14, 1997, after four weeks of evidence, the Company entered into a Settlement Agreement and Full and Final General Release with Paribas. As part of the settlement, Paribas agreed to pay the Company $2,400,000 (of which the Company received $1,800,000 after attorneys' contingent fees but before other related expenses) in exchange for which the Company agreed to dismiss all claims against Paribas with prejudice. The Company also dismissed all claims against Dennis Morris; however, such dismissal was not the result of a settlement agreement between the parties.

     On November 20, 1997, at the close of evidence, the Company obtained a jury verdict against Chase on its claim of conversion in the amount of $150,975,000, representing $12,975,000 in actual damages and $138,000,000 in punitive damages. On November 21, 1997, the Company moved the court to enter a final judgment against Chase in the amount of $148,575,000, which reflects the jury's verdict, minus a credit for Paribas' settlement amount. In addition to the verdict against Chase, the Company obtained a $30,000,000 default judgment against Yanni Koutsoubos on its claims for violation of
Section 10b-5 of the Securities Exchange Act and common law fraud. Such judgment represents $10,000,000 in actual damages and $20,000,000 in punitive damages. On December 4, 1997, the court entered a judgment against Chase in the Company's favor for $148,575,000 plus costs of court, pre-judgment interest on $12,975,000 at 10% per annum from November 18, 1994 until December 4, 1997 and post-judgment interest on the entire judgment amount at 5.42% from December 4, 1997. Subsequently, Chase filed five post-judgment motions with the court: motion for new trial; motion to alter or amend the judgment; renewed motion for judgment as a matter of law; motion to apply a settlement credit and motion for leave to conduct oral deposition; and motion for hearing. On February 23, 1998, the court, having considered such motions, the supplements to such motions, the response of the Company to such motions and the entire record in the cause, denied all of Chase's post-judgment motions. Chase has given notice that it will appeal the judgment entered by the court to the Fifth Circuit Court of Appeals in New Orleans. The Fifth Circuit Court of Appeals has requested and arranged a pre-hearing conference among the parties in New Orleans beginning on May 14, 1998.

     On April 6, 1998, the court entered default judgments against Betafid S.A., Andalucian Villas (Forty-Eight) Limited, Arnass Limited, Brocimast
Enterprises Limited, Howard White and Aries Peak, Inc. on the Company's

                       LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

claims for violations of Section 10b-5 of the Securities Exchange Act and common law fraud. Such judgments total $166,275,000, plus pre-judgment interest on $12,975,000 at 10% per annum from November 18, 1994 until April 6, 1998 and post-judgment interest on the entire amount at 5.31% from April 6, 1998.

     The Company intends to vigorously pursue the favorable judgments obtained against defendants in the above matter. The Company, based upon advice from counsel, believes that it will obtain a favorable result in the appeal of the judgment against defendant Chase referenced in the above proceeding. The Company intends to vigorously pursue all remedies to collect the sums owing to the Company as per the judgments that have been obtained against the other defendants although the collectibility of these judgments is uncertain. Akin, Gump, Strauss, Hauer & Feld, L.L.P. represents the Company in these matters on a contingency fee basis.

     On January 9, 1996, 50-OFF filed a lawsuit [50-OFF STORES, INC. V.
                                                -----------------------
JEFFERIES & COMPANY, INC. AND JEFFERIES INTERNATIONAL LIMITED, Cause No.
-------------------------------------------------------------
96-CI-00349] in Bexar County District Court, San Antonio, Texas against its placement agents in the securities offering referenced in the lawsuit discussed above. The suit alleged that the defendants breached their contracts with 50-OFF and breached their fiduciary duties to 50-OFF by failing to investigate properly the qualifications of the purchasers that they introduced to 50-OFF. The Company also asserted securities fraud claims against the defendants in connection with the transaction. 50-OFF sought to recover actual and exemplary damages in excess of $10,000,000, pre- and post-judgment interest, costs and attorney's fees. On January 16, 1998, the Company reached an agreed settlement for $4,300,000 with Jefferies & Company, Inc. and Jefferies International Limited and received $3,000,000 after attorneys' contingent fees but before other related expenses.

     The Company is party to certain other legal proceedings, none of which are believed to be material.

NOTE 11 -  STOCK OPTION PLAN

     Upon the Effective Date, the 50-OFF option plan and all outstanding options under such plan were terminated.

     Under the Company's Stock Option Plan effective June 16, 1997 (the "Option Plan"), stock options may be granted to full-time employees and directors of the Company for the purchase of up to a maximum of 800,000 shares of common stock. Options (either incentive or nonqualified options) may be granted for a term not to exceed ten years (primarily five years) and generally become exercisable after six months. The exercise price of all incentive stock options must be at least equal to the fair market value of the Common Stock on the date of grant, or 110% of such fair market value with respect to any optionee who is more than a 10% stockholder of the Company's shares. Any nonqualified stock option issued pursuant to the Option Plan must be at an exercise price equal to at least 85% of the fair market value of the Common Stock on the date of grant. Shares of unissued Common Stock reserved for the Option Plan total 800,000 at January 30, 1998.

Through January 30, 1998, the Company incurred expenses (exclusive of attorney contingent fees) of approximately $821,600 in connection with the two lawsuits discussed above.

     The following table summarizes certain information regarding stock options granted under the Option Plan:

                                                                WEIGHTED AVERAGE
                                       OPTIONS OUTSTANDING       EXERCISE PRICE
                                       -------------------      ----------------
          Balance at June 16, 1997.....      425,000                 $1.67
            Granted....................      271,700                  1.69
            Canceled...................       28,600                  1.67
                                             -------                  -----
          Balance at January 30, 1998..      668,100                  1.68
                                             -------                  -----
                                             -------                  -----

                       LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Options outstanding at January 30, 1998 have a weighted-average remaining contractual life of 4.5 years and exercise prices ranging from $1.67 to $3.35. The 425,000 options exercisable at January 30, 1998 have a weighted-average remaining contractual life of 4.4 years and an exercise price of $1.67. The weighted average exercise price for options outstanding at January 30, 1998 was $1.68.

     The Company applies APB No. 25 and related interpretations in accounting for its Option Plan. Accordingly no compensation expense has been recognized for stock option transactions. Compensation cost for option awards (granted after January 29, 1994) in accordance with SFAS No. 123, is not material to the results of proforma operations for fiscal 1998 and 1997, as the estimated fair value of the options granted was not significant.

NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

PRIOR YEAR

                                                                           QUARTER ENDED
                                                      -----------------------------------------------------
                                                      JANUARY 31,    NOVEMBER 1,     AUGUST 2,       MAY 3,
                                                         1997           1996           1996           1996
                                                      -----------    -----------     ---------       ------
Net sales . . . . . . . . . . . . . . . . . . . . . . $14,959,100   $ 27,111,033   $ 31,708,019    $32,415,409
Gross profit. . . . . . . . . . . . . . . . . . . . .   2,808,199      6,184,961      9,358,359      9,182,013
Net income (loss) applicable to Common Stock. . . . .  (6,566,044)   (14,540,980)   (17,568,457)    (4,901,274)
Net income (loss) per share of Common Stock . . . . . $     (0.54)  $      (1.19)  $      (1.44)   $     (0.40)
Average common and common equivalent
  shares outstanding. . . . . . . . . . . . . . . . .  12,200,915     12,200,915     12,200,915     12,200,915
Net income (loss) per proforma weighted
  average shares. . . . . . . . . . . . . . . . . . . $     (1.59)  $      (3.52)  $      (4.26)   $     (1.19)
Pro forma weighted average shares . . . . . . . . . .   4,128,860      4,128,860      4,128,860      4,128,860

                       LOT$OFF CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CURRENT YEAR AS RESTATED

                                                                                QUARTER ENDED
                                                         --------------------------------------------------------
                                                         JANUARY 30,   OCTOBER 31,     AUGUST 1,         MAY 2,
                                                             1998          1997          1997            1997
                                                         -----------   -----------    -----------     -----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . $16,795,973   $ 9,365,822    $10,381,017     $11,919,152
Gross profit (1) . . . . . . . . . . . . . . . . . . . .   4,742,027     2,989,618      3,030,907       4,061,732
Net income (loss) applicable to Common Stock . . . . . .   1,037,256    (3,163,870)    (2,484,298)     (2,363,196)
Net income (loss) per share of Common Stock - Basic. . . $      0.72   $     (3.70)   $     (0.39)    $     (0.19)
Net income (loss) per share of Common Stock - Diluted. . $      0.23   $     (3.70)   $     (0.39)    $     (0.19)
Average common and common equivalent shares
  outstanding. . . . . . . . . . . . . . . . . . . . . .   1,445,569       856,080      6,341,495      12,200,915
Net income (loss) per proforma weighted
  average shares . . . . . . . . . . . . . . . . . . . . $      0.25   $     (0.77)   $     (0.60)    $     (0.57)
Pro forma weighted average shares. . . . . . . . . . . .   4,128,860     4,128,860      4,128,860       4,128,860


(1) Gross profit has been restated to reflect markdowns attributable to prior quarters.

NOTE 13 - SUBSEQUENT EVENT

     On April 17, 1998, as part of a corporate reorganization, involving the formation of a Delaware limited partnership, the Company assigned its judgment and cause of action against Chase to such newly formed limited partnership. The limited partnership was formed on April 17, 1998 by two wholly-owned subsidiaries of the Company, as the general partner and common limited partner, and GECC, as the preferred limited partner. GECC acquired its preferred limited partnership interest for $5.8 million or 58 cents on the dollar. Such interest represents a contingent claim on a $10 million portion of the potential net proceeds from the $148,575,000 judgment against Chase. See Note 10. While the Company has no material present financial obligation to GECC or the partnership, upon receipt of net proceeds from Chase, or otherwise, attributable to the judgment, GECC could receive as much as $9-10,000,000 (but in no event less than a guaranteed $3,000,000), according to a scheduled payout with respect to its contingent claim. The $3,000,000 minimum is cross-collateralized to the Company's indebtedness to GECC (see Note 5) and is payable upon the sooner of the resolution of the Chase litigation, April 17, 2003 or certain other events. The Company will recognize a gain of $3.9 million (before transaction related expenses) in the first quarter of fiscal 1999 and will reflect a $1.9 million (discounted at 10%) liability in the consolidated balance sheet for the minimum guarantee to GECC.

NOTE 14 - PRO FORMA EARNINGS PER SHARE

     The following table shows pro forma earnings per share calculated assuming that the Company's emergence from bankruptcy and contemporaneous recapitalization discussed in Notes 2 and 4 occurred at the beginning of each period.

     Pro forma weighted average shares include the Company's common stock issued as of June 16, 1997 (856,080 common shares) and the dilutive effects of the Series A Preferred stock (1,676,360 common shares) and the Series B Preferred stock (1,596,420 common shares).

                                                                   YEAR ENDED
                                                 ------------------------------------------
                                                  JANUARY 30,    JANUARY 31,    FEBRUARY 2,
                                                      1998           1997          1996
                                                 ------------   -------------  ------------
     Net income (loss) . . . . . . . . . . . . . $(6,915,253)   $(43,609,607)  $(6,778,428)
     Pro forma weighted average shares . . . . .   4,128,860       4,128,860     4,128,860
     Net income (loss) per pro forma weighted
       average shares. . . . . . . . . . . . . . $     (1.67)   $     (10.56)  $     (1.64)


                                          EXHIBIT INDEX


                                                                                            PAGE
                                                                                            ----
          2.1       Disclosure Statement, including Joint Plan of
                    Reorganization, as amended. (F)

          3.1       Restated Certificate of Incorporation. (F)

          3.2       Amended and Restated Bylaws. (F)

          4.1       Certificate of Designation for Series A Preferred Stock. (F)

          4.2       Certificate of Designation for Series B Preferred Stock. (F)

          10.1      Stock Option Plan. (F)

          10.2      Loan with General Electric Capital Corporation (F)

          10.3      Note and Security Documents with General Electric Capital
                    Corporation. (F)

          10.4      Certificate of Corporate Resolution Adopting the Company
                    401K Profit Sharing Plan and Trust. (B)

          10.5      Partnership Agreement dated April 17, 1998 (H)

          10.6      Guaranty Agreement dated April 17, 1998 (H)

          10.7 Assignment and Transfer of Judgment and Cause of Action dated April 17, 1998 (H)

          10.8      Second Amendment to the Revolving Credit Agreement dated
                    December 22, 1997 (H)

          10.9      Third Amendment to the Revolving Credit Agreement dated
                    February 15, 1998 (H)

          10.10     Fourth Amendment to the Revolving Credit Agreement dated
                    April 17, 1998 (H)

          99.1 The Order entered by the Court on March 19, 1998 and related motion. See Item 5. Conversion of Series B Preferred Stock.
                    (H)

          99.2 The Judgment entered by the court on April 6, 1998 against certain defendants. See Item 3. Legal Proceedings. (H)

          18.       Change in Accounting Principles. (D)

          21.       Subsidiaries of the Registrant. (H)


          23.       Consent of Deloitte & Touche LLP (H)

          25. Power of attorney appears after signature page in this report on Form 10-K.

          27.       Financial Data Schedule (H)

------------------
     (A)  Contained in exhibits to the Registrant's Registration Statement No.
          33-48216 on Form S-4 filed with the Securities and Exchange Commission on July 28, 1992.

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