Form 10-Q
period 1998-05-01
LOTSOFF CORP
filed 1998-06-15
CIK 735584

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      (Mark one)

                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended  May 1, 1998
                                                     -----------
                                          OR

                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 0-13076
                                                --------
                                 LOT$OFF CORPORATION

          DELAWARE                                          74-2640559
------------------------------------------    ----------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization                          Identification No.)


1201 Austin Highway, #116, San Antonio, TX                  78209-4859
------------------------------------------    ----------------------------------
(Address of principal executive offices)                    (Zip Code)

                              TELEPHONE: (210) 805-9300
                              -------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes X   No:
                                      ----    -----

                                 -------------------

4,159,210 shares of the Registrant's Common Stock were outstanding at May 28, 1998, which includes 1,596,420 shares held in escrow and awaiting distribution to holders of allowed general unsecured claims. See Item 2. Changes in Securities.

                                   FORM 10-Q INDEX

                                                                            PAGE

                                        PART I
ITEM 1.   Financial Statements (unaudited) . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Balance Sheets, May 1, 1998,
          January 30, 1998 and May 2, 1997 . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations, thirteen weeks ended  May 1, 1998 and  thirteen weeks ended May 2, 1997 . . . . . 5

          Condensed Consolidated Statements of Cash Flows, thirteen weeks ended  May 1, 1998 and thirteen weeks ended May 2, 1997. . . . . . 6

          Notes to Condensed Consolidated Financial Statements . . . . . . . 8

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . .15

                                       PART II

ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .18

ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . .18

ITEM 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . .19

ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .19

ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . .19

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .19

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

          Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .20

                                        PART I

ITEM 1.   FINANCIAL STATEMENTS

                         LOT$OFF CORPORATION AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                        ASSETS


                                        May 1, 1998              January 30,1998              May 2, 1997
                                        -----------              ---------------              -----------
CURRENT ASSETS:
Cash and cash equivalents             $     574,238              $     473,533              $     590,730
Accounts receivable                          93,532                    113,463                    206,887
Merchandise inventories                  15,763,386                 15,309,715                 13,912,910
Prepaid and other current assets            280,221                    265,814                    402,056
                                       ------------               ------------               ------------
TOTAL CURRENT ASSETS                     16,711,377                 16,162,525                 15,112,583
                                       ------------               ------------               ------------
PROPERTY AND
 EQUIPMENT-NET                            3,441,151                  3,632,965                  3,940,548

OTHER ASSETS                                551,500                    548,464                    456,762
                                       ------------               ------------               ------------
TOTAL ASSETS                            $20,704,028                $20,343,954                $19,509,893
                                       ------------               ------------               ------------
                                       ------------               ------------               ------------




   See accompanying notes to these condensed consolidated financial statements.

                         LOT$OFF CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)
                                    (CONTINUED)

                        LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          May 1, 1998              January 30, 1998                May 2, 1997
                                                          -----------              ----------------                -----------
CURRENT LIABILITIES:
   Credit facility                                       $  5,333,535                $  6,330,598                $  7,660,908
   Accounts payable-trade                                   3,215,610                   3,132,965                   1,550,344
   Accounts payable-other                                   1,537,872                   3,333,093                   2,102,733
   Accrued expenses and
      other current liabilities                             1,724,401                   1,597,859                   1,717,298
   Bank checks outstanding                                  1,107,343                   1,048,855                     479,497
   Current portion of long-term debt                          190,120                     131,553                       -
                                                          -----------                 -----------                  ----------
TOTAL CURRENT LIABILITIES                                  13,108,881                  15,574,923                  13,510,780

LONG-TERM DEBT AND OTHER
OBLIGATIONS, less current portion                           3,021,135                   1,263,263                       -

LIABILITIES SUBJECT TO
   COMPROMISE                                                    -                        -                        30,193,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY:
   Series B Preferred Stock                                      -                      3,991,050                       -
   Common Stock                                                41,578                      25,325                     122,009
   Additional paid-in capital                              64,470,611                  60,447,467                  36,022,264
   Subscription receivable                                       -                         -                       (3,991,050)
   Accumulated deficit                                    (59,938,177)                (60,958,074)                (56,347,162)
                                                          -----------                 -----------                  ----------
TOTAL STOCKHOLDERS' EQUITY                                  4,575,012                   3,505,768                 (24,193,939)
                                                          -----------                 -----------                  ----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                   $20,704,028                 $20,343,954                 $19,509,893
                                                          -----------                 -----------                 -----------
                                                          -----------                 -----------                 -----------


   See accompanying notes to these condensed consolidated financial statements.

                         LOT$OFF CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)



                                                      Thirteen Weeks                     Thirteen Weeks
                                                          Ended                              Ended
                                                    -------------------               -------------------
                                                        May 1, 1998                       May 2, 1997
                                                    -------------------               -------------------
NET SALES                                              $12,234,903                        $11,919,152

COST OF SALES                                            8,768,465                          7,857,420
                                                        ----------                         ----------
GROSS PROFIT                                             3,466,438                          4,061,732
                                                        ----------                         ----------

OPERATING EXPENSES:
  Selling, advertising, general and
      administrative                                     5,834,557                          5,805,429
  Depreciation and amortization                            201,282                            177,285
  Reorganization items                                        -                               300,000
                                                        ----------                         ----------
TOTAL OPERATING EXPENSES                                 6,035,839                          6,282,714
                                                        ----------                         ----------

OPERATING INCOME (LOSS)                                 (2,569,401)                        (2,220,982)

OTHER INCOME (EXPENSE):
  Non-operating income                                   3,815,737                               -
  Interest income (expense), net                          (226,439)                         (142,214)
                                                        ----------                         ----------
TOTAL OTHER INCOME (EXPENSE)                             3,589,298                          (142,214)
                                                        ----------                         ----------

INCOME (LOSS) BEFORE INCOME                              1,019,897                         (2,363,196)
  TAXES

PROVISION FOR (BENEFIT FROM)
  INCOME TAXES                                                -                                  -
                                                        ----------                         ----------
NET INCOME (LOSS)                                      $ 1,019,897                       $ (2,363,196)
                                                        ----------                         ----------
                                                        ----------                         ----------
INCOME (LOSS) PER COMMON
  SHARE:
  Basic                                                $       .31                       $       (.19)
                                                        ----------                         ----------
                                                        ----------                         ----------
  Diluted                                              $       .22                       $       (.19)
                                                        ----------                         ----------
                                                        ----------                         ----------
WEIGHTED AVERAGE SHARES:
  Basic                                                  3,310,393                         12,200,915
                                                        ----------                         ----------
                                                        ----------                         ----------
  Diluted                                                4,634,030                         12,200,915
                                                        ----------                         ----------
                                                        ----------                         ----------


   See accompanying notes to these condensed consolidated financial statements.

                         LOT$OFF CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                                         Thirteen Weeks Ended
                                                              ----------------------------------------------
                                                                  May 1, 1998                  May 2, 1997
                                                              ----------------              ----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net  income (loss)                                               $1,019,897                  $(2,363,196)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating  activities:
  Depreciation and amortization                                     201,282                      177,285
  Reorganization items                                                 -                         300,000
Changes in assets and liabilities:
  Accounts receivable                                                19,931                      510,965
  Merchandise inventories                                          (453,671)                    (937,952)
  Prepaid and other current assets                                  (14,407)                      (8,530)
  Other assets                                                       (3,036)                     (98,419)
  Accounts payable-trade                                             82,645                      333,883
  Accounts payable-other                                         (1,795,221)                     281,234
  Accrued expenses and other
    current liabilities                                             126,542                     (206,212)
                                                                  ---------                    ---------
Net cash provided by (used in) operating
    activities                                                     (816,038)                  (2,010,942)
                                                                  ---------                    ---------
                                                                  ---------                    ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Capital expenditures, net                                            (9,468)                    (129,073)
                                                                  ---------                    ---------
Net cash provided by (used in) investing activities                  (9,468)                    (129,073)
                                                                  ---------                    ---------



   See accompanying notes to these condensed consolidated financial statements.

                         LOT$OFF CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                    (CONTINUED)



                                                                         Thirteen Weeks Ended
                                                              ----------------------------------------------
                                                                  May 1, 1998                  May 2, 1997
                                                              ----------------              ----------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Net proceeds from (payments on) credit facility                    (997,063)                       2,264,328
Bank checks outstanding                                              58,488                          (88,213)
Net proceeds from (payments on) long-term debt                    1,816,439                         (266,667)
Cash in escrow                                                       -                              330,000
Proceeds from the exercise of stock options                          48,347                          -
                                                                  ---------                        ---------
Net cash provided by (used in) financing
  activities                                                        926,211                        2,239,448
                                                                  ---------                        ---------
Increase (decrease) in cash and cash equivalents                    100,705                           99,433
Cash and cash equivalents at
  beginning of period                                               473,533                          491,297
                                                                  ---------                        ---------
Cash and cash equivalents at
  end of period                                                $    574,238                     $    590,730
                                                                  ---------                        ---------
                                                                  ---------                        ---------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period for interest                       $    266,000                     $    166,298

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCIAL
ACTIVITIES:
Conversion of Series B Preferred Stock to:
   Common Stock                                                $     15,964                             -
   Additional paid in capital                                  $  3,975,086                             -



  See accompanying notes to these condensed consolidated financial statements.

                         LOT$OFF CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1: The condensed consolidated balance sheet at January 30, 1998 has been condensed from the audited consolidated balance sheet at January 30, 1998.

          The condensed consolidated balance sheets at May 1, 1998 and May 2, 1997 and the condensed consolidated statements of operations and cash flows for the thirteen weeks ended May 1, 1998 and the thirteen ended May 2, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. The results of operations for the thirteen week period ended May 1, 1998 are not necessarily indicative of the operating results for a full year or of future operations.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended January 30, 1998.

          Management has been redirecting the Company's retail activities from 50-OFF's off-price retailing concept to LOT$OFF's extreme value, close-out retailing concept. Coincident and consistent with this change has been a change in the mix of products, historically a majority in family apparel, to a majority in non-apparel merchandise, principally through the addition of new product categories and the elimination of apparel categories subject to substantial markdowns and inventory shrink. The Company continues to maintain a healthy showing of basic family apparel products in its stores. The actual merchandise mix fluctuates by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other bargain hunters, and management is hopeful its continued implementation will lead to higher initial mark-ups, less promotional pricing, fewer markdowns, low inventory shrinkage, increased store traffic and improved operating results. The Company's business plan is focused on achieving higher gross margins, higher store contribution and controlled corporate overhead, all designed to promote overall profitability, and on being a major factor in extreme value retailing in Texas. The key elements of this strategy included the geographic consolidation of the chain, the liquidation and closing of under-performing stores or stores located outside of the reduced market area with appropriate reductions in field and corporate overhead and staffing, the conversion of the continuing 50-OFF stores to LOT$OFF stores (only 14 of the 41 continuing stores had been converted as of the filing of the voluntary bankruptcy petitions on October 9, 1996; all stores had been converted by January 30, 1998) and a reduced overhead structure. The management team is now concentrating on optimizing the contribution from store operations while maintaining only the absolute minimum amount of corporate overhead necessary to support store operations, on collecting on judgments from significant litigation (see Note 5) and on maximizing shareholder value.

          The Company's ability to successfully reorganize and continue as a going concern will be affected by a number of factors, including, but not limited to, the need to remain in compliance with the terms, covenants and conditions of it revolving credit facility, the degree of success in continuing to increase sales, the ability to achieve an operating profit and the ability to maintain trade credit and merchandise flows to its stores. While management believes that the downsizing of the total stores in operation and the reduction in the geographic area it serves has facilitated its efforts to improve the Company's operating performance and that the recapitalization implemented upon the consummation of its Plan, coupled with the receipt of net lawsuit proceeds and the receipt of contingent claim proceeds from GECC (see Note 3), have strengthened its financial position and alleviated concerns of credit and merchandise suppliers, no assurance can be given that the Company will be successful in its continuing efforts to return to profitability. The anticipated receipt of additional proceeds from the Company's lawsuit related to certain parties' breaches of contractual obligations, as well as certain other violations, especially conversion, related to the Company's November 1994 Regulation S offering would further strengthen the Company's financial position.

          If the Company's plans to improve operations are not successful in producing results which comply with the covenants of its revolving credit facility (see Note 4), which the Company and GECC amended June 12, 1998, and in achieving sustained profitability, management will consider, among other alternatives, strategic and/or financial alliances with third parties and the merger or sale of all or a part of the Company. Management believes that borrowings available under its revolving credit facility, available trade credit, its restructuring of certain obligations under the Plan, the capital obtained from the purchase by GECC of a contingent claim on a $10,000,000 portion of the potential net proceeds from the judgment obtained against The Chase Manhattan Bank for $5.8 million (see Notes 3 and 5), anticipated proceeds from outstanding litigation, its operating cash flow and its cash on hand will be adequate to finance its operations, including the opening of six (net) new stores in Texas, through fiscal 1999. No assurance can be given, however, that such sources of capital will be sufficient or that the Company will be successful in its continuing efforts to attain profitability. For this reason, any investment in Common Stock should be considered speculative. The receipt of additional proceeds from the significant litigation brought by the Company could add significantly to the Company's liquidity and capital resources. See Note 5.

NOTE 2: On October 9, 1996 (the "Petition Date"), 50-OFF Stores, Inc. ("50-OFF") and its significant subsidiaries (together, the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Texas, San Antonio Division (the "Court"). The filing was precipitated by the notification from 50-OFF's then asset based lender that it was in violation of the minimum gross margin and the minimum working capital financial covenants of its credit agreement and that such breaches constituted events of default under the loan documents. The lender subsequently established additional availability reserves which reduced availability, imposed certain increased fees and other charges and accelerated fees deemed earned at the initial closing, which, individually and together, substantially impacted 50-OFF's financial liquidity and, therefore, its ability to acquire and maintain much needed inventory for its stores. 50-OFF was unable to secure the resources required to cure the defaults under the loan documents and to implement its business plan and effect the changes believed necessary to improve operations and reverse its disappointing operating results without the protections afforded under the Bankruptcy Code. 50-OFF continued to manage its business as a debtor in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code while management formulated and promoted a plan of reorganization. At a confirmation hearing held on June 3, 1997, United States Bankruptcy Judge Leif M. Clark entered an order confirming the Debtors' Joint Plan of Reorganization, as Amended and Modified (the "Plan"). The Plan became effective June 16, 1997 (the "Effective Date").

          The Plan required that the Company's existing senior secured revolving credit facility lender, General Electric Capital Corporation ("GECC"), provide a post-confirmation revolving credit facility or be replaced by a new senior secured lender so that the Company would have a source of revolving funds to continue to operate. GECC provided such financing. See Note 4. The Plan also provided for the restructure of the Company's collateralized obligation to MetLife Capital Corporation ("MetLife") at a face amount of $850,000; and the Plan provided for the payment of such amount over approximately seven years. MetLife agreed to such treatment with the balance of its claim (approximately $3.3 million) becoming an allowed general unsecured claim. See Note 3.

          The Plan also provided for the cancellation of all non-priority unsecured indebtedness of the Company. Such cancellation caused the elimination of over $25 million of unsecured debt and $3.3 million of collateralized debt, which was converted to unsecured debt, from the Company's balance sheet. Under the Plan, as further modified by Court order on March 19, 1998 (see Note 3), each holder of an allowed general unsecured claim will, in partial cancellation of its allowed claim ($3,991,050 in the aggregate), receive a pro rata share of 1,596,420 shares of LOT$OFF's common stock (the "Common Stock"). Certain further obligations of the Company to holders of allowed general unsecured claims are secured under the Plan by a lien up to the full face amount of the balance of their allowed claims against potential net lawsuit proceeds over $3,991,050 from significant litigation being prosecuted by the Company. See Note 5. As net proceeds over $3,991,050 (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of allowed general unsecured claims will receive Common Stock and/or cash (provided that at least the Excess Net Lawsuits' Proceeds, up to $1.5 million as defined in the Plan, will be paid in cash) as determined under the Plan. The receipt of such Common Stock and/or cash by holders of allowed general unsecured claims will result in a proportionate release of the lien. By the Company's issuing such Common Stock and/or paying such cash to allowed general unsecured creditors, such creditors will be essentially receiving the net value of the Company's significant litigation which was pending pre-Petition Date up to the full face amount of their allowed claims. See Notes 3 and 5.

          Finally, the Plan provided for the recapitalization of the Company through cash raised from 50-OFF's existing common stockholders (the "Rights Offering") and, potentially, as discussed above, from the litigation. Specifically, the Plan provided for the issuance to such stockholders of rights to subscribe for units, each consisting of 20 shares of Series A Preferred Stock and 20 shares of Common Stock (a "Unit"). Up to 122,009 Units and a minimum of 30,500 Units could be sold in the Rights Offering at $100.00 per Unit. The record date for determining which holders of 50-OFF common stock ("Old Common Stock") were entitled to vote on the Plan and receive such rights was March 21, 1997. Persons who acquired Old Common Stock after such record date were not entitled to vote on the Plan or subscribe for Units pursuant to the Rights Offering. The Rights Offering expired on May 22, 1997. At the confirmation hearing on June 3, 1997, the Company announced it had received more than enough subscriptions for Units for the required minimum in the Rights Offering to be met. Subscriptions received in the Rights Offering were held in escrow with Bank One, Texas N. A. pending the Effective Date of the Plan.

          Contemporaneously with its filing of the Plan on February 6, 1997, the Company filed the Disclosure Statement With Respect to the Debtors' Joint Plan of Reorganization ("the Disclosure Statement") setting forth more detailed information regarding the Company and the Plan. Under applicable Court rules and procedures, a hearing was held to review and approve the Disclosure Statement, which was approved as containing adequate information in accordance with section 1125 of the Bankruptcy Code on March 20, 1997. Upon approval of the Disclosure Statement by the Court, the Plan and Disclosure Statement were furnished to all creditors of the bankruptcy estates and all holders of Old Common Stock as of March 21, 1997 and was also filed with the SEC. Votes in support of the Plan were solicited, and, at the confirmation hearing on June 3, 1997, the Company announced that the Plan had been approved by both creditors and stockholders.

          On the Effective Date, certain key elements of the Plan were implemented, including: the Company's corporate name was changed from 50-OFF to LOT$OFF Corporation ("LOT$OFF" or the "Company"); the Old Common Stock was canceled, along with all then existing options and warrants to buy Old Common Stock; and 856,080 shares of LOT$OFF Series A Preferred Stock (each such share was convertible into two shares of Common Stock and was entitled to a 5.5%, $0.275, cumulative annual dividend) and 856,080 shares of Common Stock (LOTS: CUSIP # 545674103) were issued to subscribers to the Rights Offering for gross proceeds of $4,280,400. Also on the Effective Date, LOT$OFF entered into a $15,000,000 revolving credit agreement maturing on June 16, 2000 with GECC. See Note 4. The proceeds of the facility, together with the net proceeds from the Rights Offering, were used to refinance the Company's debtor in possession facility, also with GECC, and to provide post-confirmation working capital for increased inventories for its then 41 stores and selected other general corporate purposes, including financing LOT$OFF's exit from bankruptcy.

NOTE 3: Liabilities in existence at October 9, 1996 were reflected as liabilities subject to compromise in the May 2, 1997 consolidated balance sheet. The principal categories of claims included in liabilities subject to compromise at May 2, 1997 were as follows:

          Secured debt, 8.5%, collateralized by furniture,
                 fixtures and equipment. . . . . . . . . . . .  $ 4,179,942
               Secured debt (capital leases),
                 collateralized by signs.. . . . . . . . . . .       88,498
               Trade and other miscellaneous claims,
                 including costs of lease rejections of
                 approximately $5,869,000. . . . . . . . . . .   25,924,612
                                                                 ----------
                                                                $30,193,052
                                                                -----------
                                                                -----------

          Under the Plan, the $30,193,052 of liabilities subject to compromise as included in the consolidated balance sheet as of May 2, 1997 were converted to: long-term debt - $1,394,816 (see Note 4); accounts payable other - $458,111; Series B Preferred Stock - $3,991,050; and additional paid in capital - $24,349,075.

          These amounts may be subject to further adjustments as a result of actions of the Court and/or developments with respect to disputed claims. The procedures used to determine the amount of any additional liabilities or of any elimination of liabilities have not been completed. On May 12, 1998, a decision and order was entered by Judge Leif M. Clark in the Company's bankruptcy proceeding in the Court effectively denying creditors in the bankruptcy proceeding leave to file late proofs of claim or, alternatively, excuse from filing proofs of claim by finding that the confirmation of the Company's Plan, operates as RES JUDICATA to bar the allowance of any late claims that have been or might be filed in the Company's bankruptcy case. The Company estimates that at least $5.9 million of claims were eliminated by such order. The Company's best estimate of the maximum amount of unsecured claims which will ultimately be allowed by the Court is $28.3 million, $3,991,050 of which were satisfied by the issuance of Series B Preferred Stock under the Plan. The amount of allowed claims may differ materially from the Company's estimate; additional amounts may arise from the Court's fixing of allowed claims for disputed amounts.

          CONVERSION OF SERIES B PREFERRED STOCK

          On March 19, 1998, in response to the Company's motion to modify the Plan by consolidating certain steps to be taken pursuant to the Plan and with the support of the Class 7 agent and its counsel, representing the allowed general unsecured creditors, the Court entered an order to consolidate the treatment of Class 7 creditors by allowing the issuance of two shares of Common Stock in lieu of any single share of Series B Preferred Stock and other intermediate steps which would otherwise have been required under the Plan. The immediate effect of the order was to cause the conversion of the previously issued, but undelivered, 798,210 shares of Series B Preferred Stock into 1,596,420 shares of Common Stock and the cancellation of the Series B Preferred Stock and any obligation of the Company to issue Series A Conversion Rights (as defined in the Plan) or Series A Preferred Stock to allowed general unsecured creditors under the Plan effective March 19, 1998. Such shares of Common Stock are in an escrow account at Continental Stock Transfer & Trust Company for the benefit of holders of allowed general unsecured claims pending delivery upon the filing and/or resolution of claims objections. Future obligations, if any, to the allowed general unsecured creditors (up to the full face amount of their allowed claims, depending on Net Lawsuits' Proceeds as defined in the Plan) may be satisfied by the issuance of Common Stock and/or cash (provided that at least the Excess Net Lawsuits' Proceeds, up to $1.5 million as defined in the Plan, must be paid in cash).

NOTE 4:   CREDIT FACILITY

          On June 16, 1997, the Company, with the approval of the Court, entered into a credit agreement (as amended on August 28, 1997, December 22, 1997, February 15, 1998, April 17, 1998 and June 12, 1998) with GECC providing the Company with a line of credit through June 16, 2000 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield of 30-day commercial paper (currently 5.55%) plus 3%. The line of credit is collateralized by inventory, accounts receivable and other assets. The credit agreement, as amended, contains various restrictive covenants, including restrictions on the payment of dividends on Common Stock, and various financial covenants, including minimum availability, minimum working capital and minimum EBITDA. On December 22, 1997, the Company entered into an amendment to the credit agreement allowing for additional availability of $1.0 million from December 22 through December 31, 1997 and $2.0 million from January 1 through February 15, 1998. On February 15, 1998, the Company entered into another amendment to the credit agreement allowing for additional availability of $1,250,000 from February 15 through March 1, 1998. On April 17, 1998, the Company entered into a further amendment to the credit agreement in conjunction with the acquisition by GECC of a contingent claim on a $10,000,000 portion of the potential net proceeds from the $148,575,000 judgment against The Chase Manhattan Bank ("Chase") for $5,800,000, or 58 cents on the dollar. See Long-term Debt below. The effect of this amendment was the waiver of existing covenant violations and related defaults under the credit agreement through May 31, 1998. On June 12, 1998, the Company entered into a further amendment to the credit agreement, adjusting the minimum availability, minimum working capital and minimum EBITDA financial covenants and eliminating the minimum gross margin, maximum capital expenditures and minimum inventory financial covenants. On May 1, 1998, the Company had approximately $7,729,000 available for borrowings under the credit facility (after reserves of $879,000) of which $5,334,000 was committed, leaving a net availability of $2,395,000, and was not in default under the credit agreement.

          LONG-TERM DEBT

          Long-term debt for the quarter ending May 1, 1998 consists of four general types of obligations. The furniture and fixture note, ad valorem tax notes and non-ad valorem tax notes are long-term debts settled as part of the Plan and were classified as liabilities subject to compromise (see Note 3) for the thirteen weeks ending May 2, 1997. Long-term debt consists of the following:




                                                         MAY 1, 1998               JANUARY 30, 1998
                                                       ------------------          ----------------
          Promissory notes collateralized by
          furniture, fixtures and equipment . . . .        $  848,941                $  849,559
          Notes to ad valorem taxing
          authorities . . . . . . . . . . . . . . .           400,389                   414,698
          Notes to taxing authorities, other
          than ad valorem taxing authorities. . . .           130,559                   130,559

          Guarantee to GECC . . . . . . . . . . . .        $1,831,366                      -

          Less:  current portion. . . . . . . . . .          (190,120)                 (131,553)
                                                            ---------                 ---------
                                                           $3,021,135                $1,263,263
                                                            ---------                 ---------
                                                            ---------                 ---------


          On April 17, 1998, as part of a corporate reorganization involving the formation of a Delaware limited partnership, the Company assigned its judgment and cause of action against Chase to such newly formed limited partnership. The limited partnership was formed on April 17, 1998 by two wholly-owned subsidiaries of the Company, as the general partner and common limited partner, and GECC, as the preferred limited partner. GECC acquired its preferred limited partnership interest for $5.8 million or 58 cents on the dollar, resulting in a gain of $3,815,737 net of certain related expenses. Such interest represents a contingent claim on a $10 million portion of the potential net proceeds from the $148,575,000 judgment against Chase. See Note 5. While the Company has no material present financial obligation to GECC or the partnership, upon receipt of net proceeds from Chase, or otherwise, attributable to the judgment, GECC could receive as much as $9-10,000,000 (but in no event less than a guaranteed $3,000,000), according to a scheduled payout with respect to its contingent claim. The $3,000,000 minimum is cross-collateralized to the Company's indebtedness to GECC (see Credit Facility, above) and is payable upon the sooner of the resolution of the Chase litigation, April 17, 2003 or certain other events. While the Company has been advised by its counsel that it is more likely than not that the Chase litigation will be resolved prior to April 17, 2003 for an amount sufficient to relieve the Company of any liability under the $3,000,000 guarantee, the Company reflects a $1,831,366 (discounted at 10%) liability in the consolidated balance sheet for the minimum guarantee to GECC.

NOTE 5: In November 1994, 50-OFF received subscriptions for approximately 1,810,000 shares of Old Common Stock in a Regulation S offering to qualified investors. 50-OFF received net proceeds of approximately $861,000 from the sale of 310,000 shares and recorded a subscription receivable for the purchase agreements for 1,500,000 shares for which proceeds were never received.

          On February 21, 1995, 50-OFF filed a lawsuit [50-OFF STORES, INC. V. BANQUE PARIBAS (SUISSE), S.A., BETAFID, S.A., YANNI KOUTSOUBOS, ANDALUCIAN VILLAS (FORTY EIGHT) LIMITED, ARNASS LIMITED, BROCIMAST ENTERPRISES LTD., DENNIS MORRIS, HOWARD WHITE, CHASE MANHATTAN BANK, N.A. AND ARIES PEAK, INC., Case No. SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A. ("Paribas"), Yanni Koutsoubos, Chase, Howard White and certain affiliated individuals and companies in connection with the theft of 1,500,000 shares of Old Common Stock which certain of the defendants had agreed to purchase at $3.65 per share. Among other counts, the lawsuit alleged breach of contracts, securities fraud, conspiracy and conversion. The conversion claim related to actions of the defendants in transferring, selling and trading the shares despite the fact that the defendants had never paid for such shares. 50-OFF sought recovery of actual and punitive damages and pre- and post-judgment interest.

          On October 14, 1997, the trial of this case began before the Honorable H.F. Garcia. Defendants, Paribas, Chase and Dennis Morris, appeared and announced ready for trial. On November 14, 1997, after four weeks of evidence, the Company entered into a Settlement Agreement and Full and Final General Release with Paribas. As part of the settlement, Paribas agreed to pay the Company $2,400,000 (of which the Company received $1,800,000 after attorneys' contingency fees but before other related expenses) in exchange for which the Company agreed to dismiss all claims against Paribas with prejudice. The Company also dismissed all claims against Dennis Morris; however, such dismissal was not the result of a settlement agreement between the parties.

          On November 20, 1997, at the close of evidence, the Company obtained a jury verdict against Chase on its claim of conversion in the amount of $150,975,000, representing $12,975,000 in actual damages and $138,000,000 in punitive damages. On November 21, 1997, the Company moved the court to enter a final judgment against Chase in the amount of $148,575,000, which reflects the jury's verdict, minus a credit for Paribas' settlement amount. In addition to the verdict against Chase, the Company obtained a $30,000,000 default judgment against Yanni Koutsoubos on its claims for violation of Section 10b-5 of the Securities Exchange Act and common law fraud. Such judgment represents $10,000,000 in actual damages and $20,000,000 in punitive damages. On December 4, 1997, the court entered a judgment against Chase in the Company's favor for $148,575,000 plus costs of court, pre-judgment interest on $12,975,000 at 10% per annum from November 18, 1994 until December 4, 1997 and post-judgment interest on the entire judgment amount at 5.42% from December 4, 1997. Subsequently, Chase filed five post-judgment motions with the court: motion for new trial; motion to alter or amend the judgment; renewed motion for judgment as a matter of law; motion to apply a settlement credit and motion for leave to conduct oral deposition; and motion for hearing. On February 23, 1998, the court, having considered such motions, the supplements to such motions, the response of the Company to such motions and the entire record in the cause, denied all of Chase's post-judgment motions. Chase has given notice that it will appeal the judgment entered by the court to the Fifth Circuit Court of Appeals in New Orleans. The Fifth Circuit Court of Appeals requested and arranged a pre-hearing conference among the parties in New Orleans on May 14, 1998. While the parties were unable to reach a resolution at such conference, discussions have continued.

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

          The Company intends to vigorously pursue the favorable judgments obtained against defendants in the above matter. The Company, based upon advice from counsel, believes that it will obtain a favorable result in the appeal of the judgment against defendant Chase referenced in the above proceeding. To the extent reasonable, the Company intends to vigorously pursue the collection of the sums owing to the Company as per the judgments that have been obtained against the other defendants although the collection of these judgments is uncertain. Akin, Gump, Strauss, Hauer & Feld, L.L.P. represents the Company in these matters on a contingency fee basis.

          The Company is party to certain other legal proceedings, none of which are believed to be material.

NOTE 6: The following table shows pro forma earnings per share calculated assuming that the Company's emergence from bankruptcy and the resulting recapitalization discussed in Note 2 occurred as of the beginning of each period.


                                                         13 WEEKS ENDED     13 WEEKS ENDED
                                                          MAY 1, 1998        MAY 2, 1997
                                                         --------------     --------------
          Net Income (Loss) Applicable to Common Stock     $1,019,897         $(2,363,196)

          Weighted Average Number of Shares                 4,134,917           4,128,860

          Earnings Per Share                               $     0.25         $     (0.57)

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables set forth (i) certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated, and (ii) the percentage change in such items from the comparable period of the prior year.

                                                                            Percentage of Net Sales
                                                                     --------------------------------------
                                                                             Thirteen Weeks Ended
                                                                     --------------------------------------
                                                                        May 1, 1998           May 2, 1997
                                                                     -----------------     -----------------
Net sales                                                               100.0%                  100.0%
Cost of sales                                                            71.7                    65.9
Selling, advertising, general and administrative                         47.7                    48.7
Depreciation and amortization                                             1.6                     1.5
Reorganization items                                                      0.0                     2.5
   Operating income (loss)                                              (21.0)                  (18.6)
Other income (expense), net                                              29.3                    (1.2)
Income (loss) before income taxes                                         8.3                   (19.8)
Provision for (benefit from) income taxes                                 0.0                     0.0
Net income (loss)                                                         8.3%                  (19.8)%

                                                                                Percentage Change
                                                                          -------------------------------
                                                                                  13 Weeks Ended
                                                                            May 1, 1998 compared to
                                                                          13 Weeks Ended  May 2, 1997
                                                                          -------------------------------

Net sales                                                                            2.6%
Cost of sales                                                                       11.6%
Selling, advertising, general and administrative                                     0.5%
Depreciation and amortization                                                       13.5%
Reorganization items                                                              (100.0)%
   Operating loss                                                                   15.7%
Other income (expense), net                                               not a meaningful figure
Income (loss) before income taxes                                         not a meaningful figure
Provision for (benefit from) income taxes                                            0.0%
Net income (loss)                                                         not a meaningful figure
Weighted average number of stores                                                    5.5%


THIRTEEN WEEKS ENDED MAY 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 2, 1997:

The net sales increase of 2.6% for the thirteen weeks ended May 1, 1998 compared to the thirteen weeks ended May 2, 1997 is attributable primarily to a 5.5% increase in the weighted average number of stores in operation (from 41.7 stores to 44.0 stores) and a 4% increase in comparable store merchandise sales (due primarily to improved inventory balance at the store level and the increased resources to promote customer traffic to the stores) and is partially offset by a decline in other revenue, including revenue from leased shoe departments.

Cost of sales as a percentage of net sales increased from 65.9% for the thirteen weeks ended May 2, 1997 to 71.7% for the thirteen weeks ended May 1, 1998, due primarily to inventory markdowns taken primarily in April 1998 as part of an effort to liquidate aged merchandise, especially apparel inconsistent with the Company's merchandising philosophy. Excluding the $342,091 of revenue realized on the sale of the aged merchandise and the cost of sales of $761,281 (including $423,400 of markdowns), the cost of sales as a percentage of net sales would have been 66.6% for the recent period.

Selling, advertising, general and administrative expense decreased from 48.7% of net sales for the thirteen weeks ended May 2, 1997 to 47.7% of net sales for the thirteen weeks ended May 1, 1998 due primarily to higher sales and improved operating efficiencies. The 0.5% increase in the amount of selling, advertising, general and administrative expense compared to the thirteen weeks ended May 2, 1997 was the result of the 5.5% increase in the weighted average number of stores in operation.

Depreciation and amortization expense increased by 13.5% in the thirteen weeks ended May 1, 1998 compared to the comparable period of fiscal 1998, due primarily to the increased number of stores in operation and capital expenditures associated with the conversions of existing stores to the LOT$OFF format.

Other income (expense) improved $3,731,512, from an expense of $142,214 in the thirteen weeks ended May 2, 1997 to income of $3,589,298 in the comparable period of fiscal 1999, due primarily to the corporate reorganization described in Note 4 of Notes to Condensed Consolidated Financial Statements and the related receipt of $5.8 million of proceeds from GECC and partially offset by higher interest expense caused by a higher average outstanding loan balance for the quarter ended May 1, 1998 and the cessation of interest accrual on liabilities subject to compromise in the fiscal 1998 period.

The Company's income before income taxes for the thirteen weeks ended May 1, 1998 compared to the loss for the thirteen weeks ended May 2, 1997 is primarily due to the corporate reorganization described above and in Note 4 to Notes to Condensed Consolidated Financial Statements.

Income tax expense related to the income for the thirteen weeks ended May 1, 1998 was not recognized because of the Company's substantial tax loss carryforward to shelter the income. As of January 30, 1998, the Company had a federal tax net operating loss ("NOL") carryforward of approximately $58,549,000 expiring through 2014, an alternative minimum tax credit carryforward of approximately $337,000, which is available to offset regular federal income taxes in the future until fully utilized, and a targeted jobs credit carryforward of approximately $178,000 expiring in 2006 through 2009. As a result of the bankruptcy proceedings and the related Plan, the NOL carryforward, tax credit carryforward and other tax attributes of the Company will be reduced (perhaps significantly) as a result of debt forgiveness income in accordance with section 108(b) of the Internal Revenue Code ("IRC") and/or the receipt of substantial net lawsuit proceeds in excess of such debt. In addition, IRC section 382 limits a NOL and a tax credit carryforward when an ownership change of more than fifty percent of the value of stock in a loss corporation occurs within a three year period. Under the Plan and through subsequent transactions by investors in the Company's Common Stock, the ownership of the Company may be deemed to have changed by more than fifty percent. Accordingly, to the extent NOL and tax credit carryforwards remain after reduction under IRC section 108(b) and /or the receipt of any net lawsuit proceeds, the ability to utilize remaining NOL and tax credit carryforwards may be significantly restricted. Income tax benefit related to the loss for the fiscal 1998 period was not recognized because the utilization of such benefit was not assured.

STORE DEVELOPMENT PLANS

While the Company will concentrate near term principally on developing existing stores to full maturity, it is management's intention to expand the Company's regional presence in existing and new markets, especially in Texas. The Company currently expects to be operating 50 stores by this fiscal year's Christmas/holiday shopping season after the opening of new stores (limited to existing and new markets in Texas) and the closing of certain stores (the Company's Lawton, Oklahoma store closed on May 5, 1998) through negotiated lease cancellations or lease expirations. New stores are expected to be smaller than the Company's current stores which average 25,900 square feet (22,120 square feet of selling space). Consistent with its store development plan, the Company opened a new 13,800 square foot store in San Angelo, Texas the week of June 8, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company began fiscal 1998 with cash of $473,533. During the thirteen weeks ended May 1, 1998, the Company generated $926,211 from financing activities ($48,347 from the exercise of stock options under the Company's stock option plan, $1,831,366 from the obligation to GECC related to the corporate reorganization discussed in Note 4 of Notes to Condensed Consolidated Financial Statements and $58,488 from an increase in bank checks outstanding, net of a $997,063 paydown of the Company's outstanding balance under its credit agreement with GECC), used $816,038 in operating activities, used $9,468 for capital expenditures and ended the period with cash on hand of $574,238.

On June 16, 1997, the Company entered into a credit agreement with GECC providing the Company with a revolving credit facility through June 16, 2000 of up to $15,000,000. The credit facility bears interest at a floating rate equal to the published rate for thirty-day commercial paper issued by major corporations (5.53% at May 1, 1998) plus 3% per annum and provides for an unused facility fee of 0.5% per annum. Borrowings under the facility are available in aggregate amounts up to 65% of LOT$OFF's eligible inventory for the period from August 15 through December 15 and up to 60% for the period from December 16 through August 14, subject to certain required reserves. The credit facility is collateralized by inventory, accounts receivable and other assets. The credit agreement, as amended, contains various restrictive covenants, including restrictions on the payment of dividends on Common Stock, and various financial covenants, including minimum EBITDA, minimum working capital and minimum availability. See below and Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements. As of June 9, 1998, LOT$OFF had approximately $7,476,000 available for borrowings under the credit facility (after reserves of $885,000) of which $6,190,000 was committed, leaving a net availability of $1,286,000.

Management believes that borrowings available under its revolving credit facility, available trade credit, its restructuring of certain obligations under the Plan, the capital obtained from the purchase by GECC of a contingent claim on a $10,000,000 portion of the potential net proceeds from the judgment obtained against The Chase Manhattan Bank for $5.8 million (see Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements), anticipated proceeds from outstanding litigation, its operating cash flow and its cash on hand will be adequate to finance its operations, including the opening of six (net) new stores in Texas, through fiscal 1999. No assurance can be given, however, that such sources of capital will be sufficient or that the Company will be successful in its continuing efforts to attain profitability. For this reason, any investment in Common Stock should be considered speculative. The receipt of additional proceeds from the significant litigation brought by the Company could add significantly to the Company's liquidity and capital resources. See Notes 1 and 5 of Notes to Condensed Consolidated Financial Statements.

SIGNIFICANT LITIGATION

The Company has received a jury verdict and substantial judgments in its favor from a lawsuit related to certain parties' breaches of contractual obligations to purchase 1,500,000 shares of Old Common Stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously pursue all reasonable available avenues to effect the receipt of payment for actual and punitive damages. The matter is being handled by counsel on a contingency fee basis. The Company, based upon advice of counsel, believes that it will obtain a favorable result in this lawsuit. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

SEASONALITY AND QUARTERLY FLUCTUATIONS

As with most retailers, highest net sales and operating income are experienced during the fourth quarter, which includes the Christmas/holiday selling season. Otherwise, LOT$OFF's business is heaviest on weekends (Friday through Sunday) and at the beginning of each month. Any adverse trend in net sales for the fourth quarter could have a material adverse effect upon the Company's results of operations for an entire fiscal year.

In addition to seasonality, the Company's results of operations may fluctuate from quarter to quarter as a result of the timing of store openings, including the level of advertising and pre-opening expenses associated with such openings, as well as other factors.

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

FORWARD-LOOKING INFORMATION

This Form 10-Q, including Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "believe," "expect," "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including those identified set forth below and elsewhere herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition to the other risk factors set forth herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, among the key factors that may have a direct bearing on the Company's results and ability fo finance its operations, including the opening of six (net) new stores, are competitive practices in the close-out merchandising industry generally and particularly in the Company's targeted market and the ability of the Company to fund its continuing operations in the event of poor operating performance or adverse industry or economic conditions.

                                      PART II

ITEM 1.   LEGAL PROCEEDINGS

See Note 5 of Note to Condensed Consolidated Financial Statements regarding a lawsuit filed in February 1995. Such lawsuit was also reported in the Company's annual reports on Form 10-K for the fiscal years ended February 3, 1995, February 2, 1996, January 31, 1997 and January 30, 1998 and was the subject of a report on Form 8-K dated December 9, 1997.

The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 2.   CHANGES IN SECURITIES

On March 19, 1998, in response to the Company's motion to modify the Plan by consolidating certain steps to be taken pursuant to the Plan and with the support of the Class 7 agent and its counsel, representing Class 7 creditors (the allowed general unsecured creditors) under the Plan, the Court entered an order to consolidate the treatment of Class 7 creditors by allowing the issuance of two shares of Common Stock in lieu of any single share of Series B Preferred Stock, Series A Conversion Rights or Series A Preferred Stock, as the case may be, which would otherwise have been issued pursuant to the Plan. The immediate effect of the order was to cause the conversion of the previously issued, but not delivered, 798,210 shares of Series B Preferred Stock into 1,596,420 shares of Common Stock and the cancellation of the Series B Preferred Stock and of any obligation of the Company to issue Series A Conversion Rights or Series A Preferred Stock to allowed general unsecured creditors under the Plan. Such shares of Common Stock are in an escrow account at Continental Stock Transfer & Trust Company for the benefit of holders of allowed general unsecured claims pending delivery upon the filing and/or resolution of claims objections. Future obligations, if any, to the allowed general unsecured creditors (up to the full face amount of their allowed claims, depending on Net Lawsuits' Proceeds as defined in the Plan) may be satisfied by the issuance of Common Stock and/or cash (provided that at least the Excess Net Lawsuits' Proceeds, up to $1.5 million as defined in the Plan, must be paid in cash).

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

The Company's Annual Meeting of Stockholders will be held July 14, 1998 in San Antonio, Texas. The record date for the Annual Meeting was May 28, 1998. At May 28, 1998, there were 4,159,210 shares of Common Stock outstanding, 1,596,420 shares of which are held in an escrow account at Continental Stock Transfer & Trust Company for the benefit of holders of allowed general unsecured claims pending delivery upon the filing and/or resolution of claims objections under the Company's confirmed Plan of Reorganization, as Amended and Modified. Such escrowed shares are not entitled to vote at the Annual Meeting.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          Exhibit 10 - Fifth Amendment to the General Electric Capital
                       Corporation Revolving Credit Agreement

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     A report on Form 8-K was filed on May 18, 1998 reporting the following:

          A decision and order was entered by Judge Leif M. Clark in the Company's bankruptcy proceeding in the United States District Court for the Western District of Texas, San Antonio Division effectively denying creditors in the bankruptcy proceeding leave to file late proofs of claim or, alternatively, excuse from filing proofs of claim by finding that the confirmation of the Company's plan of reorganization, as amended and modified, operates as RES JUDICATA to bar the allowance of any late claims that have been or might be filed in the Company's bankruptcy case.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              LOT$OFF CORPORATION

                         By:  /s/ CHARLES J. FUHRMANN II
                              ------------------------------------------------
                              Charles J. Fuhrmann II, Chairman, President, and
                                Chief Executive Officer (Principal Executive
                                Officer)

                         By:  /s/ JEFF SEIDEL
                              ------------------------------------------------
                              Jeff Seidel, Vice President, Chief Financial
                                Officer (Principal Financial and Accounting
                                Officer)

                                   EXHIBIT INDEX

                                                                      Page
Exhibit 10                                                             21

Exhibit 27                                                             27