Form 10-Q/A
period 1998-05-01
LOTSOFF CORP
filed 1998-06-16
CIK 735584

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

Cost of sales as a percentage of net sales increased from 65.9% for the thirteen weeks ended May 2, 1997 to 71.7% for the thirteen weeks ended May 1, 1998, due primarily to inventory markdowns taken primarily in April 1998 as part of an effort to liquidate aged merchandise, especially apparel inconsistent with the Company's current merchandising philosophy. Excluding the $342,091 of revenue realized on the sale of the aged merchandise and the cost of sales of $761,281 (including $423,400 of markdowns), the cost of sales as a percentage of net sales would have been 66.6% for the recent period.

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

FORWARD-LOOKING INFORMATION

This Form 10-Q, including Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "believe," "expect," "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including those set forth below and elsewhere herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition to the risk factors set forth herein and in Note 1 of Notes to Condensed Consolidated Financial Statements, among the key factors that may have a direct bearing on the Company's results and ability of finance its operations, including the opening of six (net) new stores, are competitive practices in the close-out merchandising industry generally and particularly in the Company's targeted market and the result and funding of resolution of significant litigation the Company is pursuing and the ability of the Company to fund its continuing operations in the event of poor operating performance or adverse industry or economic conditions.

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