Form 10-Q
period 1998-07-31
LOTSOFF CORP
filed 1998-09-15
CIK 735584

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark one)

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  July 31, 1998
                                                 -------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-13076
                                              -------

                              LOT$OFF CORPORATION


                  DELAWARE                                74-2640559
------------------------------------------    ---------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization                 Identification No.)

   1201 Austin Highway, #116, San Antonio, TX             78209-4859
------------------------------------------    ---------------------------------
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

------------

4,202,610 shares of the Registrant's Common Stock were outstanding at August 31, 1998, which includes 832,697 shares held in escrow and awaiting distribution to holders of allowed general unsecured claims and 763,723 shares distributed to holders of allowed general unsecured claims on September 14, 1998.

------------


                                 FORM 10-Q INDEX
                                                                              PAGE
                                    PART I

ITEM 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .  3

          Condensed Consolidated Balance Sheets:  July 31, 1998
          (unaudited); January 30, 1998; and August 1, 1997 (unaudited) . . .  3

          Condensed Consolidated Statements of  Operations:  thirteen and twenty-six weeks ended July 31, 1998 (unaudited) and
          thirteen and twenty-six weeks ended August 1, 1997 (unaudited). . .  5

          Condensed Consolidated Statements of Cash Flows:  twenty-
          six weeks ended July 31, 1998 (unaudited) and twenty-six
          weeks ended August 1, 1997 (unaudited). . . . . . . . . . . . . . .  6

          Notes to Condensed Consolidated Financial Statements (unaudited). .  8

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

ITEM 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .20

ITEM 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .20

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .20


          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

          Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . .21


                                      PART I


ITEM 1.   FINANCIAL STATEMENTS


                        LOT$OFF CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                       ASSETS



                                               July 31, 1998    January 30, 1998      August 1, 1997
                                               -------------    ----------------      --------------
CURRENT ASSETS:
Cash and cash equivalents                        $   526,272         $   473,533         $   453,388
Accounts receivable                                  992,586             113,463             616,469
Merchandise inventories                           14,771,043          15,309,715          10,801,656
Prepaid and other current  assets                    309,448             265,814             548,792
                                                 -----------         -----------         -----------
TOTAL CURRENT ASSETS                              16,599,349          16,162,525          12,420,305
                                                 -----------         -----------         -----------

PROPERTY AND
 EQUIPMENT-NET                                     3,163,579           3,632,965           3,816,739

OTHER ASSETS                                         750,824             548,464             431,184
                                                  ----------          ----------          ----------

TOTAL ASSETS                                     $20,513,752         $20,343,954         $16,668,228
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------



  See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY


                                               July 31, 1998    January 30, 1998      August 1, 1997
                                               -------------    ----------------      --------------
CURRENT LIABILITIES:
   Credit facility                                $6,539,495          $6,330,598          $3,400,369
   Accounts payable-trade                          3,357,763           3,132,965           1,267,041
   Accounts payable-other                          1,751,441           3,333,093           2,119,447
   Accrued expenses and
      other current liabilities                    1,671,025           1,597,859           1,721,594
   Bank checks outstanding                           960,069           1,048,855           1,088,575
   Current portion of long-term debt                 186,136             131,553                   -
                                                 -----------         -----------         -----------
TOTAL CURRENT LIABILITIES                         14,465,929          15,574,923           9,597,326

LONG-TERM DEBT AND OTHER
OBLIGATIONS, less current portion                  4,066,902           1,263,263           1,444,762

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS'  EQUITY:
   Series A Preferred Stock                                -                   -           4,280,400
   Series B Preferred Stock                                -           3,991,050           3,991,050
   Common Stock                                       42,026              25,325               8,561
   Additional paid-in capital                     65,136,349          60,447,467          56,147,275
   Accumulated deficit                           (63,197,454)        (60,958,074)        (58,801,146)
                                                 -----------         -----------         -----------
TOTAL STOCKHOLDERS' EQUITY                         1,980,921           3,505,768           5,626,140
                                                 -----------         -----------         -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                          $20,513,752         $20,343,954         $16,668,228
                                                 -----------         -----------         -----------
                                                 -----------         -----------         -----------


See accompanying notes to these condensed consolidated financial statements.

                         LOT$OFF CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                      Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                               ---------------------------------       ---------------------------------
                                               July 31, 1998      August 1, 1997       July 31, 1998      August 1, 1997
                                               -------------      --------------       -------------      --------------
NET SALES                                        $11,130,934         $10,381,017         $23,365,837         $22,300,169
COST OF SALES                                      7,818,327           7,350,110          16,489,006          15,207,530
                                                 -----------         -----------         -----------         -----------


GROSS PROFIT                                       3,312,607           3,030,907           6,876,831           7,092,639
                                                 -----------         -----------         -----------         -----------

OPERATING EXPENSES:
  Selling, advertising, general
      and administrative                           5,765,543           4,980,380          11,572,240          10,785,809
  Depreciation and amortization                      201,282             177,285             402,564             354,570
   Pre-opening expenses                               70,123                   -              70,123                   -
   Store closing costs                               597,610                   -             723,256                   -
   Reorganization items                              100,000             200,000             100,000             500,000
                                                 -----------         -----------         -----------         -----------
TOTAL OPERATING EXPENSES                           6,734,558           5,357,665          12,868,183          11,640,379
                                                 -----------         -----------         -----------         -----------

OPERATING INCOME (LOSS)                           (3,421,951)         (2,326,758)         (5,991,352)         (4,547,740)

OTHER (INCOME) EXPENSE:
   Non-operating (income) expense, net              (392,317)                  -          (4,208,054)                  -
   Interest (income) expense, net                    229,643             127,225             456,082             269,439
                                                 -----------         -----------         -----------         -----------
TOTAL OTHER (INCOME) EXPENSE                        (162,674)            127,225          (3,751,972)            269,439
                                                 -----------         -----------         -----------         -----------

INCOME (LOSS) BEFORE  INCOME TAXES                (3,259,277)         (2,453,983)         (2,239,380)         (4,817,179)

(BENEFIT FROM)  INCOME TAXES                               -                   -                   -                   -
                                                 -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                $(3,259,277)        $(2,453,983)        $(2,239,380)        $(4,817,179)
                                                 -----------         -----------         -----------         -----------

PREFERRED DIVIDENDS                                        -             (30,315)                  -             (30,315)
                                                 -----------         -----------         -----------         -----------

EARNINGS APPLICABLE TO
   COMMON STOCK                                  $(3,259,277)        $(2,484,298)        $(2,239,280)        $(4,847,494)

INCOME (LOSS) PER COMMON  SHARE:
   Basic                                         $     (0.78)        $     (0.39)        $     (0.54)        $     (0.52)
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------

WEIGHTED AVERAGE SHARES:
   Basic                                           4,190,741           6,341,495           4,162,663           9,271,205
                                                 -----------         -----------         -----------         -----------
                                                 -----------         -----------         -----------         -----------



See accompanying notes to these condensed consolidated financial statements.

                         LOT$OFF CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)




                                                                     Twenty-six Weeks Ended
                                                               ---------------------------------
                                                               July 31, 1998      August 1, 1997
                                                               -------------      --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net  income (loss)                                              $(2,239,380)        $(4,817,179)
Adjustments to reconcile net income (loss) to net
   Cash provided by (used in) operating activities:

   Depreciation and amortization                                    402,564             354,570
   Asset impairment charges                                         119,912                   -
   Reorganization items                                             100,000             500,000
   Non-cash interest expense on long-term debt                       53,035                   -
Changes in assets and liabilities:
   Accounts receivable                                             (329,123)            101,383
   Merchandise inventories                                          538,672           2,173,302
   Prepaid and other current assets                                 (43,634)           (155,266)
   Other assets                                                     (14,510)            (72,841)
   Accounts payable-trade                                           224,798             108,072
   Accounts payable-other                                        (1,581,652)           (828,555)
   Accrued expenses and other current liabilities                   (26,834)             98,384
                                                                -----------         -----------
Net cash provided by (used in) operating
    activities                                                    2,796,152          (2,538,130)
                                                                -----------         -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Capital expenditures, net                                           (53,090)           (182,549)
                                                                -----------         -----------
Net cash provided by (used in) investing activities                 (53,090)           (182,549)
                                                                -----------         -----------



See accompanying notes to these condensed consolidated financial statements.

                        LOT$OFF CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                    (CONTINUED)


                                                                      Twenty-six Weeks Ended
                                                                ---------------------------------
                                                                July 31, 1998      August 1, 1997
                                                                -------------      --------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from credit facility                                    32,525,530          28,251,967
Payments on credit facility                                     (32,316,633)        (30,248,178)
Bank checks outstanding                                             (88,786)            520,865
Payments on long-term debt                                          (58,750)           (266,667)
Proceeds from long-term debt and warrants                         2,719,369                   -
Net proceeds from sale of Common and Preferred Stock                      -           4,094,783
Net proceeds from exercise of stock options                         121,251                   -
Cash in escrow                                                            -             330,000
                                                                -----------         -----------
Net cash provided by (used in) financing
  activities                                                      2,901,981           2,682,770
                                                                -----------         -----------

Increase (decrease) in cash and cash equivalents                $    52,739         $   (37,909)
Cash and cash equivalents at beginning of period                    473,533             491,297
                                                                -----------         -----------
Cash and cash equivalents at end of period                      $   526,272         $   453,388
                                                                -----------         -----------
                                                                -----------         -----------

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
Cash paid during the period for interest                        $   385,618         $   311,629

SUPPLEMENTAL SCHEDULE OF NON-CASH  FINANCIAL ACTIVITIES:
Conversion of liabilities subject to compromise to:
   - Long-term debt                                             $         -         $ 1,394,816
   - Accounts payable-other                                     $         -         $   458,111
   - Series B Preferred Stock                                   $         -         $ 3,991,050
   - Additional paid-in capital                                 $         -         $24,349,075
Conversion of Series B Preferred Stock to:
   - Common Stock                                               $    15,964         $         -
   - Additional paid-in capital                                 $ 3,975,086         $         -
Warrants issued                                                 $   187,850         $         -


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

          The condensed consolidated balance sheets at July 31, 1998 and August 1, 1997, the condensed consolidated statements of operations and cash flows for the thirteen and twenty-six weeks ended July 31, 1998 and August 1, 1997 and the condensed consolidated statements of cash flows for the thirteen and twenty-six weeks ended July 31, 1998 and August 1, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. The results of operations for the twenty-six week period ended July 31, 1998 are not necessarily indicative of the operating results for a full year or of future operations.

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

          The Company is a regional, extreme value retailer specializing in close-out merchandise. The actual merchandise mix fluctuates by category, by season and by store based on customer needs and buying trends, demographics and the availability of products at close-out prices. This merchandising concept is designed to appeal to value-conscious shoppers and other bargain hunters, and management is hopeful its continued implementation will lead to increased store traffic and improved operating results. The Company's business plan is focused on achieving higher gross margins, higher store contribution and controlled corporate overhead, all designed to promote overall profitability, and on being a major factor in extreme value retailing in Texas. The key elements of this strategy include the geographic consolidation of the chain and the liquidation and closing of under-performing stores and stores located outside of the reduced market area. The management team is concentrating on optimizing the contribution from store operations while maintaining only the absolute minimum amount of corporate overhead necessary to support store operations, on expanding its presence in Texas, on collecting on judgments from significant litigation (see Note 5) and on maximizing shareholder value.

          The Company's ability to continue as a going concern will be affected by a number of factors, including, but not limited to, the need to remain in compliance with the terms, covenants and conditions of it revolving credit facility, the degree of success in continuing to increase sales, the ability to achieve an operating profit and the ability to maintain trade credit and merchandise flows to its stores. While management believes that the downsizing of stores and the reduction in the geographic area it serves has facilitated its efforts to improve the Company's operating performance and that the recapitalization implemented upon the consummation of its Plan, coupled with the receipt of net lawsuit proceeds, the receipt of contingent claim proceeds from GECC (see Note 4) and the recent note financing (see Note 4), have strengthened its financial position and alleviated concerns of credit and merchandise suppliers, no assurance can be given that the Company will be successful in its continuing efforts to return to profitability. The anticipated receipt of additional proceeds from the Company's lawsuit related to certain parties' breaches of contractual obligations, as well as certain other violations, especially conversion, related to the Company's November 1994 Regulation S offering would further strengthen the Company's financial position.

          If the Company's plans to improve operations are not successful in producing results which comply with the covenants of its revolving credit facility (see Note 4), which the Company and GECC amended July 24, 1998, and in achieving sustained profitability, management will consider, among other alternatives, strategic and/or financial alliances with third parties and the merger or sale of all or a part of the Company.

          Management believes that borrowings available under its revolving credit facility, available trade credit, its restructuring of certain obligations under the Plan, the $5.8 million in proceeds received from the purchase by GECC of a contingent claim on a $10,000,000 portion of the potential net proceeds from the judgment obtained against The Chase Manhattan Bank (see Notes 4 and 5), net proceeds from the recent note financing, anticipated proceeds from outstanding litigation, its operating cash flow and its cash on hand will be adequate to finance its operations, including the opening of new stores in Texas, through fiscal 1999. No assurance can be given, however, that such sources of capital will be sufficient or that the Company will be successful in its continuing efforts to attain profitability. For this reason, any investment in Common Stock should be considered speculative. The receipt of additional proceeds from the significant litigation brought by the Company could add significantly to the Company's liquidity and capital resources. See
          Note 5.

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

          The Plan required that the Company's existing senior secured revolving credit facility lender, General Electric Capital Corporation ("GECC"), provide a post-confirmation revolving credit facility or be replaced by a new senior secured lender so that the Company would have a source of revolving funds to continue to operate. GECC provided such financing. See Note 4. The Plan also provided for the restructure of the Company's collateralized obligation to MetLife Capital Corporation [recently acquired by an affiliate of GECC and now known as GE Capital Business Asset Funding ("GEC-BAF")] at a face amount of $850,000; and the Plan provided for the payment of such amount over approximately seven years. GEC-BAF agreed to such treatment with the balance of its claim (approximately $3.3 million) becoming an allowed general unsecured claim. See Note 3.

          The Plan also provided for the cancellation of all non-priority unsecured indebtedness of the Company. Such cancellation caused the elimination of over $25 million of unsecured debt and the $3.3 million of collateralized debt which was converted to unsecured debt from the Company's balance sheet. Under the Plan, as further modified by Court order on March 19, 1998 (see Note 3), each holder of an allowed general unsecured claim will, in partial cancellation of its allowed claim ($3,991,050 in the aggregate), receive a pro rata share of 1,596,420 shares of LOT$OFF's common stock (the "Common Stock"). Certain further obligations of the Company to holders of allowed general unsecured claims are secured under the Plan by a lien up to the full face amount of the balance of their allowed claims against potential net lawsuit proceeds over $3,991,050 from significant litigation being prosecuted by the Company. See Note 5. As net proceeds over $3,991,050 (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of allowed general unsecured claims will receive additional shares of Common Stock and/or cash (provided that at least the Excess Net Lawsuits' Proceeds, up to $1.5 million as defined in the Plan, will be paid in cash) as determined under the Plan. The receipt of such Common Stock and/or cash by holders of allowed general unsecured claims will result in a proportionate release of the lien. By the Company's issuing such Common Stock and/or paying such cash to allowed general unsecured creditors, such creditors will be essentially receiving the net value of the Company's significant litigation which was pending pre-Petition Date up to the full face amount of their allowed claims. See Notes 3 and 5.

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

          Contemporaneously with its filing of the Plan on February 6, 1997, the Company filed the Disclosure Statement With Respect to the Debtors' Joint Plan of Reorganization ("the Disclosure Statement") setting forth more detailed information regarding the Company and the Plan. Under applicable Court rules and procedures, a hearing was held to review and approve the Disclosure Statement, which was approved as containing adequate information in accordance with section 1125 of the Bankruptcy Code on March 20, 1997. Upon approval of the Disclosure Statement by the Court, the Plan and Disclosure Statement were furnished to all creditors of the bankruptcy estates and all holders of Old Common Stock as of March 21, 1997 and were also filed with the SEC. Votes in support of the Plan were solicited, and, at the confirmation hearing on June 3, 1997, the Company announced that the Plan had been approved by both creditors and stockholders.

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

NOTE 3: Prior to the Effective Date, liabilities in existence at October 9, 1996 were reflected as liabilities subject to compromise in the Company's consolidated balance sheet. The principal categories of claims included in such liabilities subject to compromise were as follows:

          Secured debt, 8.5%, collateralized by furniture,
          fixtures and equipment...................................$  4,179,942
          Secured debt (capital leases), collateralized by signs...      88,498
          Trade and other miscellaneous claims,
          including costs of lease rejections of
          approximately $5,869,000.................................  25,924,612
                                                                    -----------
                                                                    $30,193,052
                                                                    -----------
                                                                    -----------

          Under the Plan, these $30,193,052 of liabilities subject to compromise were converted to: long-term debt - $1,394,816 (see Note 4); accounts payable other - $458,111; Series B Preferred Stock - $3,991,050; and additional paid in capital - $24,349,075. These amounts may be subject to adjustments as a result of actions of the Court and/or developments with respect to disputed claims. The procedures used to determine the amount of any additional liabilities or of any elimination of liabilities have not been completed.

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


          CONVERSION OF SERIES B PREFERRED STOCK

          On March 19, 1998, in response to the Company's motion to modify the Plan by consolidating certain steps to be taken pursuant to the Plan and with the support of the Class 7 agent and its counsel, representing the allowed general unsecured creditors, the Court entered an order to consolidate the treatment of Class 7 creditors by allowing the issuance of two shares of Common Stock in lieu of any single share of Series B Preferred Stock and other intermediate steps which would otherwise have been required under the Plan. The immediate effect of the order was to cause the conversion of the previously issued, but undelivered, 798,210 shares of Series B Preferred Stock into 1,596,420 shares of Common Stock and the cancellation of the Series B Preferred Stock and any obligation of the Company to issue Series A Conversion Rights (as defined in the Plan) or Series A Preferred Stock to allowed general unsecured creditors under the Plan effective March 19, 1998. Of such shares of Common Stock, 832,697 are now in an escrow account at Continental Stock Transfer & Trust Company for the benefit of holders of allowed general unsecured claims pending delivery upon the resolution of claims objections; an initial distribution of 763,723 of such shares was made September 14, 1998. Future obligations, if any, to the allowed general unsecured creditors (up to the full face amount of their allowed claims, depending only on Net Lawsuits' Proceeds as defined in the Plan) may be satisfied by the issuance of additional shares of Common Stock and/or cash (provided that at least the Excess Net Lawsuits' Proceeds, up to $1.5 million as defined in the Plan, must be paid in cash).

NOTE 4:   CREDIT FACILITY

          On June 16, 1997, the Company, with the approval of the Court, entered into a credit agreement (as amended on August 28, 1997, December 22, 1997, February 15, 1998, April 17, 1998, June 12, 1998 and July 24,
          1998) with GECC providing the Company with a line of credit through June 16, 2000 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield of 30-day commercial paper (currently 5.56%) plus 3%. The line of credit is collateralized by inventory, accounts receivable and other assets.
          The credit agreement, as amended, contains certain reserve requirements, various restrictive covenants, including restrictions on the payment of dividends on Common Stock, and various financial covenants, including minimum availability, minimum working capital ratio and minimum EBITDA. On July 31, 1998, the Company had approximately $8,347,000 available for borrowings under the credit facility (after reserves of $749,000) of which $6,539,000 was committed, leaving a net availability of $1,059,000, and was not in default under the credit agreement.

          LONG-TERM DEBT

          Long-term debt at July 31, 1998 consists of five general types of obligations. The furniture and fixture note, ad valorem tax notes and non-ad valorem tax notes are long-term debts settled as part of the Plan. Long-term debt consists of the following:




                                                      JULY 31, 1998   JANUARY 30, 1998
                                                      -------------   ----------------
          Promissory notes collateralized by
          furniture, fixtures and equipment . . . .      $819,516            $849,559
          Notes to ad valorem taxing
          authorities . . . . . . . . . . . . . . .       385,992             414,698
          Notes to taxing authorities, other
          than ad valorem taxing authorities. . . .       130,559             130,559
          Guarantee to GECC . . . . . . . . . . . .     1,877,403                -
          Senior subordinated notes . . . . . . . .     1,039,568                -
          Less:  current portion. . . . . . . . . .      (186,136)           (131,553)
                                                       ----------          ----------
                                                       $4,066,902          $1,263,263
                                                       ----------          ----------
                                                       ----------          ----------





          On April 17, 1998, as part of a corporate reorganization involving the formation of a Delaware limited partnership, the Company assigned its judgment and cause of action against Chase to such newly formed limited partnership. The limited partnership was formed on April 17, 1998 by two wholly-owned subsidiaries of the Company, as the general partner and common limited partner, and GECC, as the preferred limited partner. GECC acquired its preferred limited partnership interest for $5.8 million or 58 cents on the dollar, resulting in a gain of $3,815,737 net of certain related expenses. Such interest represents a contingent claim on a $10 million portion of the potential net proceeds from the $148,575,000 judgment against Chase. See Note 5. While the Company has no material present financial obligation to GECC or the partnership, upon receipt of net proceeds from Chase, or otherwise, attributable to the judgment, GECC could receive as much as $10,000,000 (but in no event less than a guaranteed $3,000,000), according to a scheduled payout with respect to its contingent claim. The $3,000,000 minimum is cross-collateralized to the Company's indebtedness to GECC (see Credit Facility, above) and is payable upon the sooner of the resolution of the Chase litigation, April 17, 2003 or certain other events. As of July 31, 1998, the Company reflects a $1,877,403 (discounted at 10%) liability in the consolidated balance sheet for the minimum guarantee to GECC.

          Effective July 31, 1998, the Company completed a private placement of $1,445,000 principal amount of senior subordinated notes (the "Notes") with detachable warrants to purchase up to 216,750 shares of

          Common Stock at $4.83 per share. The proceeds will be used to facilitate and accelerate the Company's plans to open additional stores in Texas and for working capital. The Notes accrue interest at 9.25% which is paid semi-annually and are specifically subordinated to only GECC. There is no prepayment penalty on the Notes which mature August 15, 2000 or at the option of the holder if a change in control of the Company occurs (defined as an accumulation of 51% of the Company's Common Stock by any person or group) after August 1, 1999. The warrants to purchase Common Stock expire at the end of July 2002. The Notes may be used in satisfaction of the warrant exercise price. In conjunction with the placement, the Company issued an additional 72,250 warrants and paid $77,250 for fees and expenses.

 NOTE 5: In November 1994, 50-OFF received subscriptions for approximately 1,810,000 shares of Old Common Stock in a Regulation S offering to qualified investors. 50-OFF received net proceeds of approximately $861,000 from the sale of 310,000 shares and recorded a subscription receivable for the purchase agreements for 1,500,000 shares for which proceeds were never received.

          On February 21, 1995, 50-OFF filed a lawsuit [50-OFF STORES, INC. V. BANQUE PARIBAS (SUISSE), S.A., BETAFID, S.A., YANNI KOUTSOUBOS, ANDALUCIAN VILLAS (FORTY EIGHT) LIMITED, ARNASS LIMITED, BROCIMAST ENTERPRISES LTD., DENNIS MORRIS, HOWARD WHITE, CHASE MANHATTAN BANK, N.A. AND ARIES PEAK, INC., Case No. SA-95-CA-0159] in the United States District Court in San Antonio, Texas against Banque Paribas (Suisse) S.A. ("Paribas"), Yanni Koutsoubos, Chase, Howard White and certain affiliated individuals and companies in connection with the theft of 1,500,000 shares of Old Common Stock which certain of the defendants had agreed to purchase at $3.65 per share. Among other counts, the lawsuit alleged breaches of contracts, securities fraud, conspiracy and conversion. The conversion claim related to actions of the defendants in the transferring, selling and trading of the shares despite the fact that the defendants had never paid for such shares. 50-OFF sought recovery of actual and punitive damages and pre- and post-judgment interest.

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

          On November 20, 1997, at the close of evidence, the Company obtained a jury verdict against Chase on its claim of conversion in the amount of $150,975,000, representing $12,975,000 in actual damages and $138,000,000 in punitive damages. On November 21, 1997, the Company moved the court to enter a final judgment against Chase in the amount of $148,575,000, which reflects the jury's verdict, minus a credit for Paribas' settlement amount. In addition to the verdict against Chase, the Company obtained a $30,000,000 default judgment against Yanni Koutsoubos on its claims for violation of Section 10b-5 of the Securities Exchange Act and common law fraud. Such judgment represents $10,000,000 in actual damages and $20,000,000 in punitive damages. On December 4, 1997, the court entered a judgment against Chase in the Company's favor for $148,575,000 plus costs of court, pre-judgment interest on $12,975,000 at 10% per annum from November 18, 1994 until December 4, 1997 and post-judgment interest on the entire judgment amount at 5.42% from December 4, 1997. Subsequently, Chase filed five post-judgment motions with the court: motion for new trial; motion to alter or amend the judgment; renewed motion for judgment as a matter of law; motion to apply a settlement credit and motion for leave to conduct oral deposition; and motion for hearing. On February 23, 1998, the court, having considered such motions, the supplements to such motions, the response of the Company to such motions and the entire record in the cause, denied all of Chase's post-judgment motions. Chase appealed the judgment entered by the court to the Fifth Circuit Court of Appeals in New Orleans. The Fifth Circuit Court of Appeals requested and arranged a pre-hearing conference among the parties in New Orleans on May 14, 1998. The parties were unable to reach a resolution at such conference, and, while discussions have continued, there is no sign of resolution by settlement. On August 6, 1998, Chase filed its appeal brief with the Fifth Circuit Court o Appeals, and the Company has until October 8, 1998 to file its response.

          On April 6, 1998, the court entered default judgments against Betafid
          S. A., Andalucian Villas (Forty-Eight) Limited, Arnass Limited, Brocimast Enterprises Limited, Howard White and Aries Peak, Inc. on the Company's claims for violations of Section 10b-5 of the Securities Exchange Act and common law fraud. Such judgments total $166,275,000, plus pre-judgment interest on $12,975,000 at 10% per annum from November 18, 1994 until April 6, 1998 and post-judgment interest on the entire amount at 5.31% from April 6, 1998. On May 19, 1998, the Company entered into a Settlement Agreement and Full and Final General Release with Howard White and Aries Peak, Inc. As part of the settlement, Howard White agreed to pay the Company $150,000 (of which the Company received $100,000 after attorneys' contingency fees but before other related expenses) in exchange for which the Company agreed to dismiss all claims against Howard White and Aries Peak, Inc. with prejudice.

          The Company intends to vigorously pursue the favorable judgments obtained against defendants in the above matter. The Company, based upon advice from counsel, believes that it will obtain a favorable result in the appeal of the judgment against defendant Chase referenced in the above proceeding. To the extent reasonable, the Company intends to vigorously pursue the collection of the sums owing to the Company as per the judgments that have been obtained against the other defendants, although the collection of these judgments is uncertain. Akin, Gump, Strauss, Hauer & Feld, L.L.P. represents the Company in these matters on a contingency fee basis.

          The Company is party to certain other legal proceedings, none of which are believed to be material.

NOTE 6: The following table shows pro forma earnings per share calculated assuming that the Company's emergence from bankruptcy and the resulting recapitalization discussed in Note 2 occurred as of the beginning of each period.



                               13 WEEKS ENDED   13 WEEKS ENDED    26 WEEKS ENDED   26 WEEKS ENDED
                               JULY 31, 1998    AUGUST 1, 1997    JULY 31, 1998    AUGUST 1, 1997
                               -------------    --------------    -------------    --------------
          Net income (loss)    $(3,259,277)    $(2,453,983)       $(2,239,280)     $(4,817,179)
          Weighted average
          number of shares       4,190,741       4,190,741          4,162,663        4,162,663

          Earnings per share        $(0.78)         $(0.59)            $(0.54)          $(1.16)


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables set forth (i) certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and (ii) the percentage change in such items from the comparable period of the prior year.


                                                                  Percentage of Sales
                                               -------------------------------------------------------
                                                  Thirteen Weeks Ended        Twenty-six Weeks Ended
                                               -------------------------   ---------------------------
                                                July 31,       August 1,       July 31,    August 1,
                                                  1998           1997            1998        1997
                                                --------       ---------       --------    ---------

Net sales. . . . . . . . . . . . . . . . . .     100.0%         100.0%         100.0%         100.0%
Cost of sales. . . . . . . . . . . . . . . .       70.2           70.8           70.6           68.2
Selling, advertising, general and
  administrative . . . . . . . . . . . . . .       51.8           48.0           49.5           48.4
Depreciation and amortization. . . . . . . .        1.8            1.7            1.7            1.6
Pre-opening expenses . . . . . . . . . . . .        0.6              -            0.3              -
Store closing costs. . . . . . . . . . . . .        5.4              -            3.1              -
Reorganization items . . . . . . . . . . . .        0.9            1.9            0.4            2.2
                                                  -----          -----          -----          -----
Operating income (loss). . . . . . . . . . .      (30.7)         (22.4)         (25.6)         (20.4)
Other expense (income), net. . . . . . . . .       (1.5)           1.2          (16.1)           1.2
                                                  -----          -----          -----          -----
Total expenses . . . . . . . . . . . . . . .      129.3          123.6          109.6          121.6
                                                  -----          -----          -----          -----
Income (loss) before income taxes. . . . . .      (29.3)         (23.6)          (9.6)         (21.6)
Net income (loss). . . . . . . . . . . . . .      (29.3)%        (23.6)%         (9.6)%        (21.6)%
                                                  -----          -----          -----          -----
                                                  -----          -----          -----          -----




                                                                 Percentage Change
                                             -------------------------------------------------------
                                                Thirteen Weeks Ended         Twenty-six Weeks Ended
                                              July 31, 1998 compared to    July 31, 1998 compared to
                                                Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                   August 1, 1997               August 1, 1997
                                             ---------------------------  --------------------------

Net sales. . . . . . . . . . . . . . . . . .             7.2%                          4.8%
Cost of sales. . . . . . . . . . . . . . . .             6.4%                          8.4%
Selling, advertising, general
   and administrative. . . . . . . . . . . .            15.8%                          7.3%
Depreciation and amortization. . . . . . . .            13.5%                         13.5%
Reorganization items . . . . . . . . . . . .           (50.0)%                       (80.0)%
Operating income (loss). . . . . . . . . . .            47.1%                         31.7%
Other expense (income), net. . . . . . . . .            NC                            NC
Income (loss) before income taxes. . . . . .            32.8%                        (53.5)%
Net income (loss). . . . . . . . . . . . . .            32.8%                        (53.5)%


THIRTEEN WEEKS ENDED JULY 31, 1998 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 1, 1997:

The net sales increase of 7.2% for the thirteen weeks ended July 31, 1998 compared to the thirteen weeks ended August 1, 1997 is attributable primarily to a 6.3% increase in the weighted average number of stores in operation (from
41.0 stores to 43.6 stores ) and a 5% increase in comparable store merchandise sales (due primarily to improved inventory balance at the store level and the increased resources to promote customer traffic to the stores) and is partially offset by a decline in other income, including income from leased shoe departments.

Cost of sales as a percentage of net sales decreased from 70.8% for the thirteen weeks ended August 1, 1997 to 70.2% for the thirteen weeks ended July 31, 1998, due primarily to higher maintained margins compared to the prior year, offset by a $150,000 charge for inventory markdowns anticipated at a closing store. Without such charge, cost of sales as a percentage of net sales would have been 68.9% for the fiscal 1999 period.

Selling, advertising, general and administrative expense increased from 48.0% of net sales for the thirteen weeks ended August 1, 1997 to 51.8% of net sales for the thirteen weeks ended July 31, 1998 due primarily to a substantial increase in advertising expenses from approximately $219,000 (approximately 2.1% of sales) for the thirteen weeks ended August 1, 1997 to $951,000 (approximately 8.5% of sales) for the thirteen weeks ended July 31, 1998. The 15.8% increase in the amount of selling, advertising, general and administrative expense compared to the thirteen weeks ended August 1, 1997 was the result of the 6.3% increase in the weighted average number of stores in operation and the substantial increase in advertising expenses.

Depreciation and amortization expense increased by 13.5% in the thirteen weeks ended July 31, 1998 compared to the comparable period of fiscal 1998, due primarily to capital expenditures associated with the increased number of stores in operation and the second-half fiscal 1998 conversions of existing stores to the LOT$OFF format.

Other (income) expense increased approximately $290,000, from an expense of $127,000 in the thirteen weeks ended August 1, 1997 to income of $163,000 in the comparable period of fiscal 1999, due primarily to income from litigation partially offset by higher interest expense caused by a higher average outstanding loan balance for the period ended July 31, 1998 and the cessation of interest accrual on liabilities subject to compromise through June 16, 1997 of the fiscal 1998 period.

The increase in the Company's loss before income taxes for the thirteen weeks ended July 31, 1998 compared to the loss for the thirteen weeks ended August 1, 1997 is primarily due to store closing expenses, higher advertising and interest expenses and pre-opening expenses.

Income tax benefits related to the losses for the fiscal 1998 and 1999 periods were not recognized because the utilization of such benefits were not assured.

TWENTY-SIX WEEKS ENDED JULY 31, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 1, 1997:

The net sales increase of 4.8% for the twenty-six weeks ended July 31, 1998 compared to the twenty-six weeks ended August 1, 1997 is attributable primarily to a 5.8% increase in the weighted average number of stores in operation (from
41.3 stores to 43.7 stores ) and a 4.1% increase in comparable store merchandise sales (due primarily to improved inventory balance at the store level and the increased resources to promote customer traffic to the stores) and is partially offset by a decline in other income, including income from leased shoe departments.

Cost of sales as a percentage of net sales increased from 68.2% for the twenty-six weeks ended August 1, 1997 to 70.6% for the twenty-six weeks ended July 31, 1998, due primarily to inventory markdowns taken primarily in April 1998 as part of an effort to liquidate aged merchandise, especially apparel inconsistent with the Company's current merchandising philosophy, and a $150,000 charge for inventory markdowns, anticipated at a closing store, partially offset by otherwise higher maintained margins compared to the prior year. Excluding the $342,091 of revenue realized on the sale of such aged merchandise and the related cost of sales of $761,281 (including $423,400 of markdowns) and the $150,000 charge, the cost of sales as a percentage of net sales would have been 67.7% for the recent period reflecting the otherwise higher maintained margins.

Selling, advertising, general and administrative expense increased from 48.4% of net sales for the twenty-six weeks ended August 1, 1997 to 49.5% of net sales for the twenty-six weeks ended July 31, 1998 due primarily to a substantial increase in advertising expenses from approximately $1,149,000 (approximately 5.2% of sales) for the twenty-six weeks ended August 1, 1997 to $1,868,000 (approximately 8.0% of sales) for the twenty-six weeks ended July 31, 1998. The 7.3% increase in the amount of selling, advertising, general and administrative expense compared to the twenty-six weeks ended August 1, 1997 was the result of the 5.8% increase in the weighted average number of stores in operation and the substantial increase in advertising expenses.

Depreciation and amortization expense increased by 13.5% in the twenty-six weeks ended July 31, 1998 compared to the comparable period of fiscal 1998, due primarily to capital expenditures associated with the increased number of stores in operation and the second-half fiscal 1998 conversions of existing stores to the LOT$OFF format.

Other (income) expense improved $4,021,000 from an expense of $269,000 in the twenty-six weeks ended August 1, 1997 to income of approximately $3,752,000 in the comparable period of fiscal 1999, due primarily to the corporate reorganization described in Note 4 of Notes to Condensed Consolidated Financial Statements and the related receipt of $5.8 million of proceeds from GECC partially offset by higher interest expense caused by a higher average outstanding loan balance for the period ended July 31, 1998 and the cessation of interest accrual on liabilities subject to compromise through June 16, 1997 of the fiscal 1998 period.

The decrease in the loss before income taxes for the twenty-six weeks ended July 31, 1998 compared to the loss for the twenty-six weeks ended August 1, 1997 is due to the corporate reorganization described above and in Note 4 to Notes to Condensed Consolidated Financial Statements.

Income tax benefits related to the losses for the fiscal 1998 and 1999 periods were not recognized because the utilization of such benefits were not assured.

INCOME TAX

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

STORE DEVELOPMENT PLANS

While the Company will concentrate near term principally on developing existing stores to full maturity, it is management's intention to expand the Company's regional presence in existing and new markets, especially in Texas. The Company currently expects to be operating over 50 stores by this fiscal year's Christmas/holiday shopping season after the opening of new stores (limited to existing and new markets in Texas) and the closing of certain stores (the Lawton, Oklahoma store closed on April 25, 1998, the store in Shreveport, Louisiana closed on July 23, 1998, the store in Lubbock, Texas closed on July 22, 1998, and the store in Amarillo, Texas is expected to close on September 23,
1998) through negotiated lease cancellations or lease expirations. New stores are expected to be smaller than the Company's current stores which average 25,900 square feet (22,120 square feet of selling space). Consistent with its store development plan, the Company opened a 13,800 square foot store in San Angelo, Texas on June 6, 1998, a 19,200 square foot store in Lubbock, Texas on July 25, 1998 and a 6,493 square foot store in Killeen, Texas on August 14, 1998. New stores are expected to open by the week of September 21, 1998 in Carrollton (8,041 square feet) and Mesquite (8,506 square feet), Texas, by the week of September 28, 1998 in Dallas (11,020 square feet), Bedford (12,616 square feet) and San Antonio (15,143 square feet), Texas, and by the week of October 12, 1998 in Dallas (12,548 square feet), Irving (11,200 square feet) and Lewisville (15,000 square feet), Texas.

LIQUIDITY AND CAPITAL RESOURCES

The Company began fiscal 1998 with cash of $473,533. During the twenty-six weeks ended July 31, 1998, the Company generated $2,901,981 from financing activities ($121,251 from the exercise of stock options under the Company's stock option plan, $1,829,369 from the obligation to GECC related to the corporate reorganization discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, $895,000 from a private placement of Notes and warrants also discussed in Note 4 and $208,897 from an increase in the Company's outstanding balance under its credit agreement with GECC net of an $88,786 decrease in bank checks outstanding and $58,750 in payments on long term debt), used $2,796,152 in operating activities, used $53,090 for capital expenditures and ended the period with cash on hand of $526,272.

On June 16, 1997, the Company entered into a credit agreement with GECC providing the Company with a revolving credit facility through June 16, 2000 of up to $15,000,000. The credit facility bears interest at a floating rate equal to the published rate for thirty-day commercial paper issued by major corporations (5.53% at July 31, 1998) plus 3% per annum and provides for an unused facility fee of 0.5% per annum. Borrowings under the facility are available in aggregate amounts up to 65% of LOT$OFF's eligible inventory for the period from August 15 through December 15 and up to 60% for the period from December 16 through August 14, subject to certain required reserves. The credit facility is collateralized by inventory, accounts receivable and other assets. The credit agreement, as amended, contains certain reserve requirements, various restrictive covenants, including restrictions on the payment of dividends on Common Stock, and various financial covenants, including minimum EBITDA, minimum working capital and minimum availability. See Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements. As of August 25, 1998, LOT$OFF had approximately $8,035,000 available for borrowings under the credit facility (after reserves of $727,000) of which $6,958,000 was committed, leaving a net availability of $1,077,000.

Management believes that borrowings available under its revolving credit facility, available trade credit, its restructuring of certain obligations under the Plan, the capital obtained from the purchase by GECC of a contingent claim on a $10,000,000 portion of the potential net proceeds from the judgment obtained against The Chase Manhattan Bank for $5.8 million (see Notes 3 and 5 of Notes to Condensed Consolidated Financial Statements), net proceeds from the recent Note financing, anticipated proceeds from outstanding litigation, its operating cash flow and its cash on hand will be adequate to finance its operations, including the opening of new stores in Texas, through fiscal 1999. No assurance can be given, however, that such sources of capital will be sufficient or, in the case of anticipated proceeds from important litigation, timely received or that the Company will be successful in its continuing efforts to attain profitability. For these reasons, any investment in Common Stock should be considered speculative, and additional external financing may be necessary. The receipt of additional proceeds from the significant litigation brought by the Company could add significantly to the Company's liquidity and capital resources. See Notes 1 and 5 of Notes to Condensed Consolidated Financial Statements.

SIGNIFICANT LITIGATION

The Company has received a jury verdict and substantial judgments in its favor from a lawsuit, under appeal, related to certain parties' breaches of contractual obligations to purchase 1,500,000 shares of Old Common Stock and actions in misappropriating and removing these shares from an escrow account prior to payment for such shares. The Company intends to vigorously pursue all reasonable available avenues to effect the receipt of payment for actual and punitive damages. The matter is being handled by counsel on a contingency fee basis. The Company, based upon advice of counsel, believes that it will obtain a favorable result in this lawsuit. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

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

In addition to seasonality, the Company's results of operations may fluctuate from quarter to quarter as a result of the timing of store openings and/or closings, including the level of advertising and pre-opening expenses associated with store openings and inventory markdowns and other expenses associated with store closings, as well as other factors.

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

YEAR 2000 COMPLIANCE

The Company is evaluating its information systems for Year 2000 compliance, which refers to its having information systems that will accurately process date and time data for the Year 2000 and beyond. The Company currently expects to replace certain software programs, modify other software programs and complete testing of all programs prior to July 1999 in order to achieve Year 2000 compliance. While a complete cost analysis cannot be done prior to completion of the evaluation phase, the Company does not currently expect these costs to have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company is communicating with its suppliers of products and services in order to assess the extent of those companies' Year 2000 compliance.

FORWARD-LOOKING INFORMATION

This Form 10-Q, including Management's Discussions and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "believe", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including those set forth below and identified elsewhere herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. In addition to the other risk factors set forth above and in Note 1 of Notes to Condensed Consolidated Financial Statements, among the key factors that may have a direct bearing on the Company's results are competitive practices in the close-out merchandising industry generally and particularly in the Company's targeted market, the result and timing of resolution of significant litigation the Company is pursuing and the ability of the Company to fund its continuing operations in the event of disappointing operating performance or adverse industry or economic conditions, including economic conditions along the border of Texas and Mexico.

                                      PART II

ITEM 1.   LEGAL PROCEEDINGS

See Note 5 of Notes to Condensed Consolidated Financial Statements regarding a lawsuit filed in February 1995. Such lawsuit was also reported in the Company's annual reports on Form 10-K for the fiscal years ended February 3, 1995, February 2, 1996, January 31, 1997 and January 30, 1998 and was the subject of a report on Form 8-K dated December 9, 1997.

The Company is a party to certain other legal proceedings arising in the ordinary course of business, none of which are believed to be material.

ITEM 2.   CHANGES IN SECURITIES

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held July 14, 1998 in San Antonio, Texas. The record date for the Annual Meeting was May 28, 1998. At May 28, 1998, there were 4,159,210 shares of Common Stock outstanding, 1,596,420 shares of which were held in an escrow account at Continental Stock Transfer & Trust Company for the benefit of holders of allowed general unsecured claims pending delivery upon the filing and/or resolution of claims objections under the Company's confirmed Plan of Reorganization, as Amended and Modified. Such escrowed shares were not entitled to vote at the Annual Meeting. During the Annual Meeting, the Company's five directors were re-elected for one year terms.


ITEM 5.   OTHER INFORMATION

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

                    By:  /s/ JEFF SEIDEL
                         -------------------------------------------------------
                         Jeff Seidel, Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

                                   EXHIBIT INDEX



                                                                      Page


Exhibit 10

Exhibit 27