Form 10-Q
period 1998-10-30
LOTSOFF CORP
filed 1998-12-14
CIK 735584

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     (Mark one)

               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended October 30, 1998

                                         OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No. 0-13076

                                LOT$OFF CORPORATION

               DELAWARE                                        74-2640559
     -------------------------------                       ------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)


1201 Austin Highway, #116, San Antonio, Texas                  78209-4859
---------------------------------------------              ------------------
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

                                --------------------

4,203,610 shares of the Registrant's common stock were outstanding at December 2, 1998 which includes 689,086 shares held in escrow and awaiting distribution to holders of allowed general unsecured claims.

                                --------------------

                                 FORM 10-Q INDEX

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   3

          Condensed Consolidated Balance Sheets:  October 30, 1998
          (unaudited); January 30, 1998; and October 31, 1997
          (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

          Condensed Consolidated Statements of Operations:  thirteen and thirty-nine weeks ended October 30, 1998 (unaudited); and
          thirteen and thirty-nine weeks ended October 31, 1997
          (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

          Condensed Consolidated Statements of Cash Flows:  thirty-nine weeks ended October 30, 1998 (unaudited); and thirty-nine
          weeks ended October 31, 1997 (unaudited). . . . . . . . . . . . .   6

          Notes to Condensed Consolidated Financial Statements
          (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . .  15


                                      PART II


ITEM 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  20

ITEM 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  20

ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  21

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

          Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                                        PART I

ITEM 1.   FINANCIAL STATEMENTS


                         LOT$OFF CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                       ASSETS

                               October 30, 1998    January 30, 1998    October 31, 1997
                               ----------------    ----------------    ----------------
CURRENT ASSETS:

Cash and cash equivalents         $   556,582         $   473,533         $   511,137

Accounts receivable                   174,012             113,463             725,436

Merchandise inventories            16,889,446          15,309,715          15,727,987

Prepayments and other
  current assets                      254,175             265,814             747,756
                                  -----------         -----------         -----------
TOTAL CURRENT ASSETS               17,874,215          16,162,525          17,712,316
                                  -----------         -----------         -----------
PROPERTY AND
  EQUIPMENT-NET                     3,235,544           3,632,965           3,831,268

OTHER ASSETS                          719,370             548,464             405,275
                                  -----------         -----------         -----------
TOTAL ASSETS                      $21,829,129         $20,343,954         $21,948,859
                                  -----------         -----------         -----------
                                  -----------         -----------         -----------

  See accompanying notes to these condensed consolidated financial statements.

                        LOT$OFF CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

                                       October 30, 1998    January 30, 1998    October 31, 1997
                                       ----------------    ----------------    ----------------
CURRENT LIABILITIES:

  Credit facility                        $  8,782,014       $  6,330,598         $  8,849,527

  Accounts payable-trade                    6,064,272          3,132,965            4,142,159

  Accounts payable-other                    2,149,337          3,333,093            1,868,505

  Accrued expenses and
    other current liabilities               1,636,175          1,597,859            2,136,796

  Bank checks outstanding                     953,755          1,048,855            1,075,778

  Current portion of long-term debt           215,257            131,553               42,804
                                         ------------       -------------        ------------
TOTAL CURRENT LIABILITIES                  19,800,810         15,574,923           18,115,569
                                         ------------       -------------        ------------
LONG-TERM DEBT, less
  current portion                           4,090,106          1,263,263            1,401,339


 STOCKHOLDERS' (DEFICIT)
  EQUITY:

  Series A preferred stock                       -                  -               4,280,400

  Series B preferred stock                       -             3,991,050            3,991,050

  Common stock                                 42,045             25,325                8,561

  Additional paid-in capital               65,139,405         60,447,467           56,147,275

  Accumulated deficit                     (67,243,237)       (60,958,074)         (61,995,335)
                                         ------------       -------------        ------------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY       (2,061,787)         3,505,768            2,431,951
                                         ------------       -------------        ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' (DEFICIT) EQUITY         $ 21,829,129       $ 20,343,954         $ 21,948,859
                                         ------------       -------------        ------------
                                         ------------       -------------        ------------

  See accompanying notes to these condensed consolidated financial statements.

                        LOT$OFF CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                                 Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                         --------------------------------     ------------------------------
                                         Oct. 30, 1998      Oct. 31, 1997     Oct. 30, 1998    Oct. 31, 1997
                                         -------------      -------------     -------------    -------------
NET SALES                                $10,419,964        $ 9,365,822       $33,785,801       $31,665,991
COST OF SALES                              7,268,611          6,376,204        23,757,617        21,583,734
                                         -----------        -----------       -----------       -----------
GROSS PROFIT                               3,151,353          2,989,618        10,028,184        10,082,257
                                         -----------        -----------       -----------       -----------
OPERATING EXPENSES:

  Selling, advertising, general
    and administrative                     6,150,880          5,745,409        17,723,120        16,531,218
  Depreciation and  amortization             202,977            193,311           605,541           547,881

  Pre-opening expenses                       377,707             31,811           447,830            31,811

  Store closing costs                        121,629               -              844,885              -

  Reorganization items                          -                  -              100,000            500,000
                                         -------------      -------------     -------------    -------------
TOTAL OPERATING EXPENSES                   6,853,193          5,970,531        19,721,376        17,610,910
                                         -------------      -------------     -------------    -------------
OPERATING INCOME (LOSS)                   (3,701,840)        (2,980,913)       (9,693,192)       (7,528,653)

OTHER EXPENSE (INCOME):
  Non-operating (income) expense              (1,501)              -           (4,209,555)             -
  Interest (income) expense, net             345,444            154,417           801,526           423,858
                                         -------------      -------------     -------------    -------------
TOTAL OTHER (INCOME) EXPENSE                 343,943            154,417        (3,408,029)          423,858
                                         -------------      -------------     -------------    -------------
INCOME (LOSS) BEFORE INCOME
  TAXES                                   (4,045,783)        (3,135,330)       (6,285,163)       (7,952,511)

(BENEFIT FROM) INCOME TAXES                     -                  -                  -                -
                                         -------------      -------------     -------------    -------------
NET INCOME (LOSS)                         (4,045,783)        (3,135,330)       (6,285,163)       (7,952,511)

PREFERRED DIVIDENDS                             -               (58,856)             -              (89,171)
                                         -------------      -------------     -------------    -------------

EARNINGS APPLICABLE TO
  COMMON STOCK                           $(4,045,783)       $(3,194,186)      $(6,285,163)      $(8,041,682)
                                         -------------      -------------     -------------    -------------
                                         -------------      -------------     -------------    -------------
INCOME (LOSS) PER COMMON SHARE:
  Basic                                  $     (0.96)       $     (3.73)      $     (1.51)      $     (1.78)
                                         -------------      -------------     -------------    -------------
                                         -------------      -------------     -------------    -------------
WEIGHTED AVERAGE SHARES
  Basic                                    4,202,951            856,080         4,176,092         4,513,023
                                         -------------      -------------     -------------    -------------
                                         -------------      -------------     -------------    -------------

   See accompanying notes to these condensed consolidated financial statements.

                     LOT$OFF CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                                         Thirty-nine Weeks Ended
                                                               ------------------------------------------
                                                               October 30, 1998          October 31, 1997
                                                               ----------------          ----------------
 CASH FLOWS FROM OPERATING
    ACTIVITIES:
 Net income (loss)                                               $(6,285,163)              $(7,952,511)

 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Depreciation and amortization                                    605,541                   547,881

    Asset impairment charges                                         119,912                      -

    Reorganization items                                             100,000                   500,000

    Non-cash interest expense on long-term debt                      150,909                      -

 Changes in assets and liabilities:

    Accounts receivable                                              (60,549)                   (7,584)

    Merchandise inventories                                       (1,579,731)               (2,753,029)

    Prepaid and other current assets                                  11,639                  (370,256)

    Other assets                                                      16,944                   (46,932)

    Accounts payable-trade                                         2,931,307                 2,983,190

    Accounts payable-other                                        (1,183,756)                 (579,496)

    Accrued expenses and other current liabilities                   (61,684)                   13,286
                                                                 -----------               -----------

 Net cash provided by (used in) operating activities              (5,234,631)               (7,665,451)
                                                                 -----------               -----------

 CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Capital expenditures                                            (328,032)                 (374,363)
                                                                 -----------               -----------

 Net cash provided by (used in) investing activities                (328,032)                 (374,363)
                                                                 -----------               -----------

  See accompanying notes to these condensed consolidated financial statements.

                      LOT$OFF CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                 (CONTINUED)

                                                                   Thirty-nine Weeks Ended
                                                           ---------------------------------------
                                                           October 30, 1998       October 31, 1997
                                                           ----------------       ----------------
 CASH FLOWS FROM FINANCING
   ACTIVITIES:
 Proceeds from credit facility                                46,966,394             44,324,149

 Payments on credit facility                                 (44,514,978)           (40,871,203)

 Bank checks outstanding                                         (95,100)               508,068

 Payments on long-term debt                                     (104,298)              (267,287)

 Proceeds from long-term debt and warrants                     3,269,368                   -

 Net proceeds from sale of Common and Preferred
   Stock                                                            -                 4,094,783

 Net proceeds from exercise of stock options                     126,671                   -


 Other increases (decreases) to paid-in capital                   (2,345)                  -

 Cash in escrow                                                     -                   330,000

 Dividend payment                                                   -                   (58,856)
                                                            ------------           ------------

 Net cash provided by (used in) financing activities           5,645,712              8,059,654
                                                            ------------           ------------


 Increase in cash and cash equivalents                            83,049                 19,840

 Cash and cash equivalents at beginning of period                473,533                491,297
                                                            ------------           ------------

 Cash and cash equivalents at end of period                 $    556,582           $    511,137
                                                            ------------           ------------
                                                            ------------           ------------


 SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

 Cash paid during the period for interest:                  $    572,409          $     442,626


 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCIAL
   ACTIVITIES:

 Conversion of liabilities subject to compromise to:
    - Long-term debt                                       $        -              $  1,444,762
    - Accounts payable-other                               $        -              $    626,503

    - Series B preferred stock                             $        -              $  3,991,050
    - Additional paid in capital                           $        -              $ 24,188,229

 Conversion of Series B Preferred Stock to:

    - Common Stock                                         $      15,964           $       -


    - Additional paid-in capital                           $   3,975,086           $       -

 Warrants issued                                           $     187,850           $       -

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

          The condensed consolidated balance sheets at October 30, 1998 and October 31, 1997, the condensed consolidated statements of operations and cash flows for the thirty-nine weeks ended October 30, 1998 and October 31, 1997 and the condensed consolidated statements of cash flows for the thirteen and thirty-nine weeks ended October 30, 1998 and October 31, 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows have been made. The results of operations for the thirty-nine week period ended October 30, 1998 are not necessarily indicative of the operating results for a full year or of future operations.

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

          The Company's ability to continue as a going concern will be affected by a number of factors, including, but not limited to, the need to remain in compliance with the terms, covenants and conditions of it revolving credit facility, the degree of success in continuing to increase sales, the ability to achieve an operating profit and the ability to maintain trade credit and merchandise flows to its stores. While management believes that the downsizing of stores and the reduction in the geographic area it serves has facilitated its efforts to improve the Company's operating performance and that the recapitalization implemented upon the consummation of its Plan, coupled with the receipt of net lawsuit proceeds, the receipt of contingent claim proceeds from GECC (see Note 4) and a private note financing (see Note 4), have strengthened its financial position, no assurance can be given that the Company will be successful in its continuing efforts to return to profitability. The anticipated receipt of additional proceeds from the Company's lawsuit related to certain parties' breaches of contractual obligations, as well as certain other violations, especially conversion, related to the Company's November 1994 Regulation S offering would further strengthen the Company's financial position.

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

          Management believes that borrowings available under its revolving credit facility, available trade credit, its restructuring of certain obligations under the Plan, the $5.8 million in proceeds received from the purchase by GECC of a contingent claim on a $10,000,000 portion of the potential net proceeds from the judgment obtained against The Chase Manhattan Bank ("Chase"), net proceeds from the private note financing, anticipated proceeds from outstanding litigation, its operating cash flow and its cash on hand will be adequate to finance its operations. No assurance can be given, however, that such sources of capital will be sufficient (additional external financing and/or the restructuring of existing obligations may be necessary and would be necessary if anticipated proceeds from outstanding litigation are not timely received) or that the Company will be successful in its continuing efforts to attain profitability. For this reason, any investment in Common Stock should be considered speculative. The receipt of additional proceeds from the litigation brought by the Company could add significantly to the Company's liquidity and capital resources. See Notes 4 and 5.

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

          The Plan required that the Company's existing senior secured revolving credit facility lender, General Electric Capital Corporation ("GECC"), provide a post-confirmation revolving credit facility or be replaced by a new senior secured lender so that the Company would have a source of revolving funds to continue to operate. GECC provided such financing. See Note 4. The Plan also provided for the restructure of the Company's collateralized obligation to MetLife Capital Corporation [recently acquired by an affiliate of GECC and now known as GE Capital Business Asset Funding ("GEC-BAF")] at a face amount of $850,000; and the Plan provided for the payment of such amount over approximately seven years. GEC-BAF agreed to such treatment with the balance of its claim (approximately $3.2 million) becoming an allowed general unsecured claim. See Note 3.

          The Plan also provided for the cancellation of all non-priority unsecured indebtedness of the Company. Such cancellation caused the elimination of over $25 million of unsecured debt and the $3.2 million of collateralized debt which was converted to unsecured debt from the Company's balance sheet. Under the Plan, as further modified by Court order on March 19, 1998 (see Note 3), each holder of an allowed general unsecured claim will, in partial cancellation of its allowed claim ($3,991,050 in the aggregate), receive a pro rata share of 1,596,420 shares of LOT$OFF's common stock (the "Common Stock"). Certain further obligations of the Company to holders of allowed general unsecured claims are secured under the

          Plan by a lien up to the full face amount of the balance of their allowed claims against potential net lawsuit proceeds over $3,991,050 from significant litigation being prosecuted by the Company. See
          Note 5. As net proceeds over $3,991,050 (net of certain items set forth in the Plan) from such litigation are received by the Company, holders of allowed general unsecured claims will receive additional shares of Common Stock and/or cash (provided that at least the Excess Net Lawsuits' Proceeds, up to $1.5 million as defined in the Plan, will be paid in cash) as determined under the Plan. The receipt of such Common Stock and/or cash by holders of allowed general unsecured claims will result in a proportionate release of the lien. By the Company's issuing such Common Stock and/or paying such cash to allowed general unsecured creditors, such creditors will be essentially receiving the net value of the Company's significant litigation which was pending pre-Petition Date up to the full face amount of their allowed claims. See Notes 3 and 5.

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

NOTE 3: Prior to the Effective Date, liabilities in existence at October 9, 1996 were reflected as liabilities subject to compromise in the Company's consolidated balance sheet. The principal categories of claims included in such liabilities subject to compromise were as follows:

          Secured debt, 8.5%, collateralized by furniture,
          fixtures and equipment. . . . . . . . . . . . . . .    $  4,179,942

          Secured debt (capital leases), collateralized by
          signs . . . . . . . . . . . . . . . . . . . . . . .          88,498
          Trade and other miscellaneous claims,
          including costs of lease rejections of
          approximately $5,869,000. . . . . . . . . . . . . .      25,924,612
                                                                 ------------

                                                                 $ 30,193,052
                                                                 ------------
                                                                 ------------

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

          As of December 2, 1998, the Court has fixed the amount of general unsecured claims totaling approximately $19.7 million. Additional claims totaling $6.6 million are unresolved. The Company's best estimate of the maximum amount of unsecured claims which will ultimately be allowed by the Court is $24.1 million, $3,991,050 of which were satisfied by the issuance of 798,210 shares of Series B Preferred Stock (see below) under the Plan. The amount of allowed claims may differ materially from the Company's estimate; additional amounts may arise from the Court's fixing of allowed claims for disputed amounts.

          CONVERSION OF SERIES B PREFERRED STOCK

          On March 19, 1998, in response to the Company's motion to modify the Plan by consolidating certain steps to be taken pursuant to the Plan and with the support of the Class 7 agent and its counsel, representing the allowed general unsecured creditors, the Court entered an order to consolidate the treatment of Class 7 creditors by allowing the issuance of two shares of Common Stock in lieu of any single share of Series B Preferred Stock and other intermediate steps which would otherwise have been required under the Plan. The immediate effect of the order was to cause the conversion of the previously issued, but undelivered, 798,210 shares of Series B Preferred Stock into 1,596,420 shares of Common Stock and the cancellation of the Series B Preferred Stock and any obligation of the Company to issue Series A Conversion Rights (as defined in the Plan) or Series A Preferred Stock to allowed general unsecured creditors under the Plan effective March 19, 1998. Of such shares of Common Stock, 763,723, 20,001, 766 and 122,844 (907,334 shares in aggregate)
          were delivered to a total of 853 holders of allowed general unsecured claims in September 1998, October 1998, November 1998 and December 1998, respectively, and 689,086 were in an escrow account at Continental Stock Transfer & Trust Company as of December 2, 1998 for the benefit of holders of allowed general unsecured claims pending delivery upon the resolution of claims objections. Future obligations, if any, to the allowed general unsecured creditors (up to the full face amount of their allowed claims, depending only on Net Lawsuits' Proceeds as defined in the Plan) may be satisfied by the issuance of additional shares of Common Stock and/or cash (provided that at least the Excess Net Lawsuits' Proceeds, up to $1.5 million as defined in the Plan, must be paid in cash).

NOTE 4:   CREDIT FACILITY

          On June 16, 1997, the Company, with the approval of the Court, entered into a credit agreement (as amended on August 28, 1997, December 22, 1997, February 15, 1998, April 17, 1998, June 12, 1998 and July 24,
          1998) with GECC providing the Company with a line of credit through June 16, 2000 of up to $15,000,000, including letters of credit. Borrowings under the line are limited to a borrowing base equal to a percentage of eligible inventory at cost: August 15 through December 15, 65%; and December 16 through August 14, 60%. Interest under the line is charged on funds borrowed at the annualized yield of 30-day commercial paper (currently 5.1%) plus 3%. The line of credit is collateralized by inventory, accounts receivable and other assets.
          The credit agreement, as amended, contains certain reserve requirements, various restrictive covenants, including restrictions on the payment of dividends on Common Stock, and various financial covenants, including minimum availability, minimum working capital ratio and minimum EBITDA. On October 30, 1998, the Company had approximately $9,601,000 available for borrowings under the credit facility (after reserves of $778,000) of which $8,869,000 was committed, leaving a net availability of $732,000, and was not in default under the credit agreement.

          LONG-TERM DEBT

          Long-term debt at October 30, 1998 consists of five general types of obligations. The furniture and fixture note, ad valorem tax notes and non-ad valorem tax notes are long-term debts settled as part of the Plan. Long-term debt consists of the following:

                                                               OCTOBER 30, 1998     JANUARY 30, 1998
                                                               ----------------     ----------------
          Promissory notes collateralized by
          furniture, fixtures and equipment. . . . . . . .         $  806,961          $  849,559

          Notes to ad valorem taxing
          authorities. . . . . . . . . . . . . . . . . . .            371,354             414,698

          Notes to taxing authorities, other
          than ad valorem taxing authorities . . . . . . .            112,203             130,559

          Guarantee to GECC. . . . . . . . . . . . . . . .          1,924,598                -

          Senior subordinated notes. . . . . . . . . . . .          1,090,247                -

          Less:  current portion . . . . . . . . . . . . .           (215,257)           (131,553)
                                                                   ----------          ----------

                                                                   $4,090,106          $1,263,263
                                                                   ----------          ----------
                                                                   ----------          ----------

          On April 17, 1998, as part of a corporate reorganization involving the formation of a Delaware limited partnership, the Company assigned its judgment and cause of action against Chase to such newly formed limited partnership. The limited partnership was formed on April 17, 1998 by two wholly-owned subsidiaries of the Company, as the general partner and common limited partner, and GECC, as the preferred limited partner. GECC acquired its preferred limited partnership interest for $5.8 million or 58 cents on the dollar, resulting in a gain of $3,815,737 net of certain related expenses. Such interest represents a contingent claim on a $10 million portion of the potential net proceeds from the $148,575,000 judgment against Chase. See Note 5. While the Company has no material present financial obligation to GECC or the partnership as a result of this transaction, upon receipt of net proceeds from Chase, or otherwise, attributable to the judgment, GECC could receive as much as $10,000,000 (but in no event less than a guaranteed $3,000,000) according to a scheduled payout with respect to its contingent claim. The $3,000,000 minimum is cross-collateralized to the Company's indebtedness to GECC (see Credit Facility, above) and is payable upon the sooner of the resolution of the Chase litigation, April 17, 2003 or certain other events. As of October 30, 1998, the Company reflects a $1,924,598 (discounted at 10%) liability in the condensed consolidated balance sheet for the minimum guarantee to GECC.

          Effective July 31, 1998, the Company completed a private placement of $1,445,000 principal amount of senior subordinated notes (the "Notes") with detachable warrants to purchase up to 216,750 shares of Common Stock at $4.83 per share. The proceeds were used to facilitate and accelerate the Company's opening of additional stores in Texas and for working capital. The Notes accrue interest at 9.25%, which is paid semi-annually, and are specifically subordinated to only GECC. There is no prepayment penalty on the Notes which mature August 15, 2000 or at the option of the holder if a change in control of the Company occurs (defined as an accumulation of 51% of the Company's Common Stock by any person or group) after August 1, 1999. The warrants to purchase Common Stock expire at the end of July 2002. The Notes may be used in satisfaction of the warrant exercise price. In conjunction with the placement, the Company issued an additional 72,250 warrants and paid $77,250 for fees and expenses.

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

          Chase appealed the judgment entered by the court to the Fifth Circuit Court of Appeals in New Orleans (Court of Appeals Docket #98-50288). The Fifth Circuit Court of Appeals requested and arranged a pre-hearing conference among the parties in New Orleans on May 14, 1998. The parties were unable to reach a resolution at such conference, and, while discussions have continued, there is no sign of resolution by settlement. On
          August 7, 1998, Chase filed the appellant's brief with the Fifth Circuit Court of Appeals; on October 9, 1998, the Company filed the appellee's brief; and on November 12, 1998, Chase filed the reply brief.

          In addition to the verdict against Chase, the Company obtained a $30,000,000 default judgment against Yanni Koutsoubos on its claims for violation of Section 10b-5 of the Securities Exchange Act and common law fraud on November 20, 1998. Such judgment represents $10,000,000 in actual damages and $20,000,000 in punitive damages.

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

          The Company intends to vigorously pursue the substantial judgment obtained against defendant Chase in the above matter. The Company, based upon advice from counsel, believes that it will obtain a favorable result in the appeal of the judgment against defendant Chase referenced in the above proceeding. To the extent reasonable, the Company intends to vigorously pursue the collection of the sums owing to the Company as per the judgments that have been obtained against the other defendants, especially Mr. Koutsoubos, although the collection of these judgments is uncertain. Akin, Gump, Strauss, Hauer & Feld, L.L.P. represents the Company in these matters on a contingency fee basis.

          The Company is party to certain other legal proceedings, none of which are believed to be material.

NOTE 6: The following table shows pro forma earnings per share calculated assuming that the Company's emergence from bankruptcy and the resulting recapitalization discussed in Note 2 occurred as of the beginning of each period.

                                13 WEEKS ENDED     13 WEEKS ENDED     39 WEEKS ENDED    39 WEEKS ENDED
                               OCTOBER 30, 1998   OCTOBER 31, 1997   OCTOBER 30, 1998  OCTOBER 31, 1997
                               ----------------   ----------------   ----------------  ----------------
          Net income (loss)      $(4,045,783)       $(3,135,332)       $(6,285,163)      $(7,952,511)

          Weighted average
          number of shares         4,202,951          4,202,951          4,176,092         4,176,092

          Earnings per share          $(0.96)            $(0.75)            $(1.51)           $(1.90)

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables set forth (i) certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the periods indicated and (ii) the percentage change in such items from the comparable period of the prior year.

                                                    Percentage of Sales
                                -----------------------------------------------------------
                                   Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                ---------------------------       -------------------------
                                October 30,     October 31,       October 30,   October 31,
                                   1998            1997               1998         1997
                                -----------     -----------       -----------   -----------
Net sales                          100.0 %        100.0 %            100.0 %      100.0 %
Cost of sales                       69.8 %         68.1 %             70.3 %       68.2 %
Selling, advertising,
  general and administrative        59.0 %         61.3 %             52.5 %       52.2 %
Depreciation and
  amortization                       1.9 %          2.1 %              1.8 %        1.7 %
Pre-opening expenses                 3.6 %          0.3 %              1.3 %        0.1 %
Store closing costs                  1.2 %          0.0 %              2.5 %        0.0 %
Reorganization items                 0.0 %          0.0 %              0.3 %        1.6 %
                                   ------         ------             ------       ------
Operating income (loss)            (35.5)%        (31.8)%            (28.7)%      (23.8)%
Other expense (income),
  net                                3.3 %          1.6 %            (10.1)%        1.3 %
                                   ------         ------             ------       ------
Total expenses                     138.8 %        133.5 %            118.6 %      125.1 %
Income (loss) before
  income taxes                     (38.8)%        (33.5)%            (18.6)%      (25.1)%
(Benefit from) income
  taxes                              0.0 %          0.0 %              0.0 %        0.0 %
Net income (loss)                  (38.8)%        (33.5)%            (18.6)%      (25.1)%
                                   ------         ------             ------       ------
                                   ------         ------             ------       ------

                                                            Percentage Change
                                       ------------------------------------------------------------
                                           Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                       October 30, 1998 compared to    October 30, 1998 compared to
                                           Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                             October 31, 1997                October 31, 1997
                                       ----------------------------    ----------------------------
Net sales                                         11.3%                            6.7 %
Cost of sales                                     14.0%                           10.1 %
Selling, advertising, general
  and administrative                               7.1%                            7.2 %
Pre-opening expenses                           1,087.3%                        1,307.8 %
Store closing costs                                  NA                             NA
Depreciation and amortization                      5.0%                           10.5 %
Reorganization items                                NA                           (80.0)%
Operating income (loss)                           24.2%                           28.8 %
Other expense (income), net                      122.7%                             NC
Total expenses                                    15.7%                            1.1 %
Income (loss) before income taxes                 29.0%                          (21.0)%
(Benefit from) income taxes                        0.0%                            0.0 %
Net income (loss)                                 29.0%                          (21.0)%

THIRTEEN WEEKS ENDED OCTOBER 30, 1998 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 31, 1997:

The net sales increase of 11.3% for the thirteen weeks ended October 30, 1998 compared to the thirteen weeks ended October 31, 1997 is attributable to an 11.0% increase in the weighted average number of stores in operation (from 41.6 stores to 46.2 stores) and an 8.4% increase in comparable store merchandise sales partially offset by lower non-merchandise revenues.

Cost of sales as a percentage of net sales increased from 68.1% for the thirteen weeks ended October 31, 1997 to 69.8% for the thirteen weeks ended October 31, 1998, due primarily to lower non-merchandise sales as compared to the comparable period in fiscal 1998.

Selling, advertising, general and administrative expenses decreased from 61.3% of net sales for the thirteen weeks ended October 31, 1997 to 59.0% of net sales for the thirteen weeks ended October 30, 1998 due primarily to higher sales and partially offset by increased advertising expenses. The 7.1% increase in the amount of selling, advertising, general and administrative expense compared to the thirteen weeks ended October 31, 1997 was the result of the 11.0% increase in the weighted average number of stores in operation.

Depreciation and amortization increased by 5.0% in the thirteen weeks ended October 30, 1998 compared to the comparable period of the prior year, due primarily to the 11.0% increase in the weighted average number of stores in operation partially offset by re-deploying fixtures from stores closed in prior periods.

Other expense, net, increased to $343,943 in the thirteen weeks ended October 30,1998 compared to $154,417 in the comparable period of the prior year, due primarily to increased interest expense attributable to non-cash interest charges associated with the $1,445,000 private placement and the Company's
$3,000,000 guarantee to GECC.   See Note 4 of Notes to Condensed Consolidated
Financial Statements.

The increase in the Company's loss before income taxes for the thirteen weeks ended October 30, 1998 compared to the thirteen weeks ended October 31, 1997 is primarily due to higher selling, advertising, general and administrative (primarily advertising) and interest expenses.

Income tax benefits related to the losses for the thirteen weeks ended October 30, 1998 were not recognized because the utilization of such benefits is not assured. Such benefits, if any, are available for recognition in future years. See "Income Tax," below.

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 31, 1997:

The net sales increase of 6.7% for the thirty-nine weeks ended October 30, 1998 compared to the thirty-nine weeks ended October 31, 1997 is attributable to a 7.6% increase in the weighted average number of stores in operation (from 41.4 stores to 44.6 stores) and a 5.4% increase in comparable store merchandise sales partially offset by a decline in non-merchandise revenues.

Cost of sales as a percentage of net sales increased from 68.2% for the thirty-nine weeks ended October 31, 1997 to 70.3% for the thirty-nine weeks ended October 30, 1998, due primarily to inventory markdowns taken primarily in April 1998 as part of an effort to liquidate aged merchandise, especially apparel inconsistent with the Company's current merchandising philosophy. Excluding the $342,091 of revenue realized on the sale of such aged merchandise and the related cost of sales of $761,281 (including $423,400 of markdowns), the cost of sales as a percentage of net sales would have been 68.3%.

Selling, advertising, general and administrative expense increased from 52.2% of net sales for the thirty-nine weeks ended October 31, 1997 to 52.5% of net sales for the thirty-nine weeks ended October 30, 1998 due primarily to a substantial increase in advertising expenses from approximately $1,908,000 (approximately 6.0% of sales) for the thirty-nine weeks ended October 31, 1997 to $3,058,000 (approximately 9.1% of sales) for the thirty-nine weeks ended October 30, 1998. The 7.2% increase in the amount of selling, advertising, general and administrative expense compared to the thirty-nine weeks ended October 31, 1997 was the result of the 7.6% increase in the weighted average number of stores in operation and the substantial increase in advertising expenses.

Depreciation and amortization expense increased by 10.5% in the thirty-nine weeks ended October 30, 1998 compared to the comparable period of fiscal 1998, due primarily to capital expenditures associated with the increased number of stores in operation.

Other (income) expense improved $3,832,000 from an expense of $424,000 in the thirty-nine weeks ended October 31, 1997 to income of approximately $3,408,000 in the comparable period of fiscal 1999, due primarily to the corporate reorganization described in Note 4 of Notes to Condensed Consolidated Financial Statements and the related receipt of $5.8 million of proceeds from GECC partially offset by higher interest expense caused by non-cash interest charges associated with a private placement and the Company's $3,000,000 guarantee to GECC in the fiscal 1999 period (see Note 4 of Notes to Condensed Consolidated Financial Statements) and by the cessation of interest accrual on liabilities subject to compromise through June 16, 1997 of the fiscal 1998 period.

The decrease in the loss before income taxes for the thirty-nine weeks ended October 30, 1998 compared to the loss for the thirty-nine weeks ended October 31, 1997 is due to the corporate reorganization in Note 4 to Notes to Condensed Consolidated Financial Statements.

Income tax benefits related to the losses for the fiscal 1998 and 1999 periods were not recognized because the utilization of such benefits is not assured. Such benefits, if any, are available for recognition in future years. See "Income Tax," below.

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

STORE DEVELOPMENT

The Company will concentrate near term principally on developing existing stores to full maturity. It has been management's intention to refine the Company's regional presence to an increased emphasis on Texas through the openings of stores in Texas and closings of certain stores through negotiated lease cancellations or lease expirations. The new stores are smaller than the older stores which average approximately 26,000 square feet.

                     New Stores                                             Closed/Closing Stores
--------------------------------------------------      --------------------------------------------------------------
 Location                Size (Sq. Ft.)    Date         Location                Size (Sq. Ft.)           Date
----------------------   --------------   --------      ---------------------   --------------   ---------------------
 San Angelo, TX              13,800       06/06/98      Lawton, OK                  24,000             04/25/98
 Lubbock, TX                 19,200       07/25/98      Shreveport, LA              28,505             07/23/98

 Killeen, TX                  6,493       08/14/98      Lubbock, TX                 27,580             07/22/98
 Carrollton, TX*              8,041       09/12/98      Amarillo, TX                26,000             09/23/98

 Mesquite, TX*                8,506       09/12/98      Baton Rouge, LA             25,122       12/31/98 (projected)

 Dallas, TX*                 11,020       09/26/98      Baton Rouge, LA             25,399       12/31/98 (projected)
 Bedford, TX*                12,616       09/29/98      Houston, TX                 25,000       01/29/99 (projected)

 San Antonio, TX             15,143       10/10/98      Albuquerque, NM             25,600       01/29/99 (projected)
 Irving, TX*                 11,200       10/10/98      Oklahoma City, OK           30,224       01/29/99 (projected)
                                                                                   -------
 Dallas, TX*                 12,548       10/22/98      Total:                     237,430

 Lewisville, TX*             15,000       10/27/98      Average:                    26,381
                            -------
 Total:                     133,567

 Average:                    12,142

*Dallas/Ft. Worth Metroplex

                             A c t u a l                            P r o j e c t e d
              ------------------------------------------     -------------------------------
              01/30/98    Opened     Closed     10/30/98     Opening     Closing    01/29/99
              --------    ------     ------     --------     -------     -------    --------
 Texas          31          11          2           40          0           1          39
 Oklahoma        4           0          1            3          0           1           2

 New Mexico      3           0          0            3          0           1           2
 Louisiana       5           0          1            4          0           2           2

 Tennessee       1           0          0            1          0           0           1
                --          --         --           --         --          --          --
                44          11          4           51          0           5          46


LIQUIDITY AND CAPITAL RESOURCES

The Company began fiscal 1998 with cash of $473,533. During the thirty-nine weeks ended October 30, 1998, the Company generated $5,645,712 from financing activities ($126,671 from the exercise of stock options under the Company's stock option plan, $1,824,369 from the obligation to GECC related to the corporate reorganization discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, $1,445,000 from the private placement of notes and warrants also discussed in Note 4 and $2,451,416 from an increase in the Company's outstanding balance under its credit agreement with GECC, net of a $95,100 decrease in bank checks outstanding and $104,298 in payments on long term debt), used $5,234,631 in operating activities, including $1,292,715 in pre-opening expenses and store closing costs, used $328,032 for capital expenditures and ended the period with cash on hand of $556,582.

On June 16, 1997, the Company entered into a credit agreement with GECC providing the Company with a revolving credit facility through June 16, 2000 of up to $15,000,000. The credit facility bears interest at a floating rate equal to the published rate for thirty-day commercial paper issued by major corporations (5.1% at December 2, 1998) plus 3% per annum and provides for an unused facility fee of 0.5% per annum. Borrowings under the facility are available in aggregate amounts up to 65% of LOT$OFF's eligible inventory for the period from August 15 through December 15 and up to 60% for the period from December 16 through August 14, subject to certain required reserves.
The credit facility is collateralized by inventory, accounts receivable and other assets. The credit agreement, as amended, contains certain reserve requirements, various restrictive covenants, including restrictions on the payment of dividends on Common Stock, and various financial covenants, including minimum EBITDA, minimum working capital and minimum availability. See Notes 1 and 4 of Notes to Condensed Consolidated Financial Statements.
As of December 11, 1998, LOT$OFF had approximately $10,174,000 available for borrowings under the credit facility (after reserves of $874,000) of which $8,927,000 was committed, leaving a net availability of $1,247,000.

Management believes that borrowings available under its revolving credit facility, available trade credit, anticipated proceeds from outstanding litigation, its operating cash flow and its cash on hand will be adequate to finance its operations through fiscal 1999. No assurance can be given, however, that such sources of capital will be sufficient or, in the case of anticipated proceeds from outstanding litigation, timely received, and additional external financing and/or the restructuring of existing obligations may be necessary. The receipt of proceeds from Chase from the significant litigation brought by the Company (see Note 5 of Notes to Condensed Consolidated Financial Statements and "Significant Litigation," below) could add significantly to the Company's liquidity and capital resources; such proceeds, if any, are not expected in the fiscal year ending January 29, 1999. Should such proceeds not be forthcoming or timely received, additional external financing and/or the restructuring of existing obligations would be necessary to finance the Company's operations through fiscal 2000. Also, no assurance can be given that the Company will be successful in its continuing efforts to attain profitability. For these reasons, any investment in Common Stock should be considered speculative.

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

YEAR 2000 COMPLIANCE

The Company has been evaluating its information systems for Year 2000 compliance, which refers to its having information systems that will accurately process date and time data for the Year 2000 and beyond. The Company currently expects to replace certain software programs, modify other software programs and complete testing of all programs prior to July 1999 in order to achieve Year 2000 compliance. While a complete cost analysis cannot be done prior to completion of the evaluation phase, the Company does not currently expect these costs to have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has communicated with its suppliers of products and services in order to assess the extent of those companies' Year 2000 compliance. To date, such suppliers have assured the Company that they will be in compliance.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

          None.

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

                                 EXHIBIT INDEX

                                                                           Page
                                                                           ----
 Exhibit 27 - Financial Data Schedule . . . . . . . . . . . . . . . . . .   22